Form 10-Q
period 2021-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2021-10-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 254,789,847 shares of common stock outstanding as of October 27, 2021

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2021	2020
Passenger ticket revenues	$280,153	$3,204
Onboard and other revenues	176,805	(36,892)
Total revenues	456,958	(33,688)
Cruise operating expenses:
Commissions, transportation and other	64,780	(3,321)
Onboard and other	42,703	6,036
Payroll and related	265,974	119,213
Food	48,950	5,640
Fuel	118,127	53,815
Other operating	273,157	127,226
Total cruise operating expenses	813,691	308,609
Marketing, selling and administrative expenses	323,422	246,779
Depreciation and amortization expenses	325,907	317,139
Impairment and credit losses	(238)	89,899
Operating Loss	(1,005,824)	(996,114)
Other income (expense):
Interest income	3,786	5,017
Interest expense, net of interest capitalized	(430,661)	(259,349)
Equity investment loss	(29,085)	(78,013)
Other income (expense)	37,230	(10,853)
	(418,730)	(343,198)
Net Loss	(1,424,554)	(1,339,312)
Less: Net Income attributable to noncontrolling interest	—	7,444
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,424,554)	$(1,346,756)
Loss per Share:
Basic	$(5.59)	$(6.29)
Diluted	$(5.59)	$(6.29)
Weighted-Average Shares Outstanding:
Basic	254,713	214,163
Diluted	254,713	214,163
Comprehensive Loss
Net Loss	$(1,424,554)	$(1,339,312)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,022	19,071
Change in defined benefit plans	(3,627)	(3,086)
(Loss) gain on cash flow derivative hedges	(13,264)	66,135
Total other comprehensive (loss) income	(11,869)	82,120
Comprehensive Loss	(1,436,423)	(1,257,192)
Less: Comprehensive Income attributable to noncontrolling interest	—	7,444
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(1,436,423)	$(1,264,636)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2021	2020
Passenger ticket revenues	$323,782	$1,487,077
Onboard and other revenues	226,104	687,590
Total revenues	549,886	2,174,667
Cruise operating expenses:
Commissions, transportation and other	72,917	342,632
Onboard and other	55,782	151,333
Payroll and related	530,250	693,480
Food	74,618	154,439
Fuel	219,058	327,275
Other operating	569,383	830,689
Total cruise operating expenses	1,522,008	2,499,848
Marketing, selling and administrative expenses	867,021	944,087
Depreciation and amortization expenses	959,512	961,226
Impairment and credit losses	39,934	1,354,514
Operating Loss	(2,838,589)	(3,585,008)
Other income (expense):
Interest income	13,317	15,757
Interest expense, net of interest capitalized	(1,007,986)	(571,149)
Equity investment loss	(137,044)	(140,258)
Other income (expense)	66,771	(127,537)
	(1,064,942)	(823,187)
Net Loss	(3,903,531)	(4,408,195)
Less: Net Income attributable to noncontrolling interest	—	22,332
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(3,903,531)	$(4,430,527)
Loss per Share:
Basic	$(15.56)	$(21.01)
Diluted	$(15.56)	$(21.01)
Weighted-Average Shares Outstanding:
Basic	250,808	210,894
Diluted	250,808	210,894
Comprehensive Loss
Net Loss	$(3,903,531)	$(4,408,195)
Other comprehensive income (loss):
Foreign currency translation adjustments	11,255	55,698
Change in defined benefit plans	3,748	(16,953)
Gain (loss) on cash flow derivative hedges	48,514	(110,139)
Total other comprehensive income (loss)	63,517	(71,394)
Comprehensive Loss	(3,840,014)	(4,479,589)
Less: Comprehensive Income attributable to noncontrolling interest	—	22,332
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(3,840,014)	$(4,501,921)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2021	2020
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,289,326	$3,684,474
Trade and other receivables, net of allowances of $12,369 and $3,867 at September 30, 2021 and December 31, 2020, respectively	397,232	284,149
Inventories	142,408	118,703
Prepaid expenses and other assets	268,008	154,339
Derivative financial instruments	70,407	70,082
Total current assets	4,167,381	4,311,747
Property and equipment, net	25,699,712	25,246,595
Operating lease right-of-use assets	560,224	599,985
Goodwill	809,373	809,480
Other assets, net of allowances of $85,089 and $81,580 at September 30, 2021 and December 31, 2020, respectively	1,428,876	1,497,380
Total assets	$32,665,566	$32,465,187
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$956,743	$961,768
Commercial paper	—	409,319
Current portion of operating lease liabilities	71,341	102,677
Accounts payable	461,411	353,422
Accrued interest	248,983	252,668
Accrued expenses and other liabilities	658,987	615,750
Derivative financial instruments	79,305	56,685
Customer deposits	2,766,150	1,784,832
Total current liabilities	5,242,920	4,537,121
Long-term debt	19,882,760	17,957,956
Long-term operating lease liabilities	549,099	563,876
Other long-term liabilities	523,289	645,565
Total liabilities	26,198,068	23,704,518

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized, 282,672,234 and 265,198,371 shares issued, September 30, 2021 and December 31, 2020, respectively)	2,827	2,652
Paid-in capital	7,547,210	5,998,574
Retained earnings	1,659,244	5,562,775
Accumulated other comprehensive loss	(675,824)	(739,341)
Treasury stock (27,882,987 and 27,799,775 common shares at cost, September 30, 2021 and December 31, 2020, respectively)	(2,065,959)	(2,063,991)
Total shareholders’ equity	6,467,498	8,760,669
Total liabilities and shareholders’ equity	$32,665,566	$32,465,187

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net Loss	$(3,903,531)	$(4,408,195)
Adjustments:
Depreciation and amortization	959,512	961,226
Impairment and credit losses	39,934	1,354,514
Net deferred income tax benefit	(31,395)	(4,586)
(Gain) loss on derivative instruments not designated as hedges	(11,560)	64,541
Share-based compensation expense	55,435	29,871
Equity investment loss	137,044	140,258
Amortization of debt issuance costs	94,511	54,887
Amortization of debt discounts and premiums	93,517	36,330
Loss on extinguishment of debt	138,759	41,109
Currency translation adjustment losses	—	69,044
Change in fair value of contingent consideration	—	(45,126)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(225,535)	133,769
(Increase) decrease in inventories	(26,711)	19,675
(Increase) decrease in prepaid expenses and other assets	(123,935)	271,315
Increase (decrease) in accounts payable	107,215	(90,306)
(Decrease) increase in accrued interest	(3,685)	164,284
Decrease in accrued expenses and other liabilities	(5,911)	(87,936)
Increase (decrease) in customer deposits	1,031,930	(1,608,355)
Dividends received from unconsolidated affiliates	—	2,215
Other, net	1,637	(4,789)
Net cash used in operating activities	(1,672,769)	(2,906,255)
Investing Activities
Purchases of property and equipment	(1,654,271)	(1,573,241)
Cash received on settlement of derivative financial instruments	27,497	3,771
Cash paid on settlement of derivative financial instruments	(54,916)	(139,940)
Investments in and loans to unconsolidated affiliates	(70,084)	(87,943)
Cash received on loans to unconsolidated affiliates	25,647	15,581
Proceeds from the sale of property and equipment and other assets	175,439	—
Other, net	(9,546)	(6,921)
Net cash used in investing activities	(1,560,234)	(1,788,693)
Financing Activities
Debt proceeds	4,144,077	12,672,189
Debt issuance costs	(159,147)	(348,118)
Repayments of debt	(2,212,510)	(3,430,245)
Premium on repayment of debt	(135,372)	—
Proceeds from issuance of commercial paper notes	—	6,765,816
Repayments of commercial paper notes	(414,570)	(7,837,635)
Dividends paid	—	(326,421)
Proceeds from common stock issuances	1,621,860	—
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2021	2020
Other, net	(5,779)	(25,824)
Net cash provided by financing activities	2,838,559	7,469,762
Effect of exchange rate changes on cash	(704)	(1,764)
Net (decrease) increase in cash and cash equivalents	(395,148)	2,773,050
Cash and cash equivalents at beginning of period	3,684,474	243,738
Cash and cash equivalents at end of period	$3,289,326	$3,016,788
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$630,740	$258,063
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$16,000	$53,419
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$22,925	$13,603
Non-cash Financing Activities
Purchase of Silversea Cruises non-controlling interest	$—	$592,313
Termination of Silversea Cruises contingent consideration obligation	$—	$17,274

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2021	$2,826	$7,527,305	$3,083,798	$(663,955)	$(2,065,959)	$7,884,015
Activity related to employee stock plans	1	20,045	—	—	—	20,046
Common stock issuance	—	(140)	—	—	—	(140)
Changes related to cash flow derivative hedges	—	—	—	(13,264)	—	(13,264)
Change in defined benefit plans	—	—	—	(3,627)	—	(3,627)
Foreign currency translation adjustments	—	—	—	5,022	—	5,022
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,424,554)	—	—	(1,424,554)
Balance at September 30, 2021	$2,827	$7,547,210	$1,659,244	$(675,824)	$(2,065,959)	$6,467,498

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
Activity related to employee stock plans	5	52,799	—	—	—	52,804
Common stock issuance	170	1,495,837	—	—	—	1,496,007
Changes related to cash flow derivative hedges	—	—	—	48,514	—	48,514
Change in defined benefit plans	—	—	—	3,748	—	3,748
Foreign currency translation adjustments	—	—	—	11,255	—	11,255
Purchase of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(3,903,531)	—	—	(3,903,531)
Balance at September 30, 2021	$2,827	$7,547,210	$1,659,244	$(675,824)	$(2,065,959)	$6,467,498

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2020	$2,372	$3,700,288	$8,276,463	$(951,227)	$(2,063,991)	$8,963,905
Activity related to employee stock plans	1	20,445	—	—	—	20,446
Silversea acquisition	52	608,824				608,876
Changes related to cash flow derivative hedges	—	—	—	66,135	—	66,135
Change in defined benefit plans	—	—	—	(3,086)	—	(3,086)
Foreign currency translation adjustments	—	—	3	19,071	—	19,074
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(1,346,756)	—	—	(1,346,756)
Balance at September 30, 2020	$2,425	$4,329,557	$6,929,710	$(869,107)	$(2,063,991)	$8,328,594

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	8	11,886	—	—	—	11,894
Equity component of convertible notes, net of issuance costs	—	208,988	—	—	—	208,988
Silversea acquisition	52	608,824	—	—	—	608,876
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	(110,139)	—	(110,139)
Change in defined benefit plans	—	—	—	(16,953)	—	(16,953)
Foreign currency translation adjustments	—	—	—	55,698	—	55,698
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net loss attributable to Royal Caribbean Cruises Ltd.	—	—	(4,430,527)	—	—	(4,430,527)
Balance at September 30, 2020	$2,425	$4,329,557	$6,929,710	$(869,107)	$(2,063,991)	$8,328,594
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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own 50% of TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investment in TUIC under the equity method of accounting. Together, our Global Brands and our Partner Brands operate a combined 60 ships as of September 30, 2021. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
We voluntarily suspended our global cruise operations effective March 2020 in response to the COVID-19 outbreak. We have restarted our global cruise operations in a phased manner, following the requirements and recommendations of regulatory agencies, with reduced guest occupancy, modified itineraries and enhanced health, safety and vaccination protocols.
By the end of September 2021, we operated 38 of our Global and Partner Brand ships, representing 63% of our fleet, and sailed over 500,000 passengers since we resumed operations. We expect to operate approximately 80% of our fleet by December 31, 2021.
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
As of September 30, 2021, we had liquidity of $4.1 billion, including $0.1 billion of undrawn revolving credit facility capacity, $3.3 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw at any time prior to August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of September 30, 2021.
During the three months ended March 31, 2021, we extended our $1.0 billion unsecured loan due April 2022 and our $1.6 billion unsecured revolving credit facility due October 2022 to October 2023 and April 2024, respectively. As of September 30, 2021, we were in compliance with our financial covenants. Refer to Note 7. Debt for further information regarding the amendments made to our debt facilities and credit card processing agreements, including related covenants, and for further discussion of our 2021 financing activities.
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
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 6. Other Assets for further information regarding our variable interest entities. We consolidate the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. No material events or other transactions involving Silversea Cruises have occurred from June 30, 2021 through September 30, 2021, that would require further disclosure or adjustment to our consolidated financial statements as of and for the quarter ended September 30, 2021.
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
On July 9, 2020, we acquired the 33.3% interest in Silversea Cruises that we did not already own from Heritage Cruise Holding Ltd. See Note 11. Redeemable Noncontrolling Interest in our Annual Report on Form 10-K for the year ended December 31, 2020 for further information regarding our acquisition of Silversea Cruises' noncontrolling interest.

Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB") issued Accounting Standard Update (“ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance and may be applied retrospectively or prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The impact, if any, will be dependent on the terms of any future contract modifications related to a change in reference rate.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. The guidance is expected to have an impact on our consolidated financial statements given the recent issuance of convertible notes; however, we are still evaluating the magnitude of the new guidance on our consolidated financial statements.
Reclassifications
For the nine months ended September 30, 2021, we separately presented Amortization of debt discounts and premiums, which includes amortization of commercial paper notes discount, in our consolidated statements of cash flows within Operating Activities. As a result, the prior year amortization amounts were reclassified from Other, net within Operating Activities to conform to the current year presentation. Also, for the nine months ended September 30, 2021, we no longer separately present Proceeds from exercise of common stock options in our consolidated statements of cash flows. As a result, the prior year amounts were reclassified to Other, net within Financing Activities to conform to the current year presentation.

Note 3. Impairments and Credit Losses
The challenges related to COVID-19 have significantly impacted our expected investments, operating plans and projected cash flows. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company. As a result of these events, we performed interim impairment evaluations during 2020 on certain assets.
During the quarter and nine months ended September 30, 2020, we recognized combined impairment and credit losses of $89.9 million and $1.4 billion, respectively, which are reported within Impairment and credit losses within our consolidated statements of comprehensive loss. For the quarter ended September 30, 2020, we recognized impairment losses of $83.9 million primarily related to our property and equipment, net. We recognized impairment losses of $1.2 billion during the nine months ended September 30, 2020 primarily related to goodwill, trademarks and trade names, property and equipment, net and right-of-use assets. The credit losses of $6.0 million and $135.7 million recognized during the quarter and nine months ended September 30, 2020, respectively, related to our notes receivable.
In addition, an impairment charge of $39.7 million related to our equity investments was recognized in earnings during the quarter ended March 31, 2020 and is reported within Equity investment loss within our consolidated statements of comprehensive loss for the nine months ended September 30, 2020.
For the quarters ended March 31, 2021 and September 30, 2021, we had no indication of impairment. During the quarter ended June 30, 2021, we determined that certain construction in progress projects would be reduced in scope or would no longer be completed due to the impact COVID-19 has had on our operations. This led to an impairment of $40.6 million of construction in progress assets previously reported in Property and equipment, net. This impairment charge is reported within

Impairment and Credit Losses in our consolidated statements of comprehensive loss for nine months ended September 30, 2021. For information regarding our credit losses, refer to Note 6. Other Assets.
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
Historically, the majority of our revenues when we are operating are derived from passenger cruise contracts that are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally range from two to 24 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $29.3 million for the quarter September 30, 2021 compared to no port costs charged for the quarter ended September 30, 2020. Port costs charged to our guest and included within Passenger ticket revenues were $33.9 million and $124.5 million for the nine months ended September 30, 2021 and 2020, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020(6)	2021	2020(6)
Revenues by itinerary
North America(1)	$279,339	$(11,781)	$290,971	$1,338,365
Asia/Pacific(2)	22,651	(3,441)	71,854	397,496
Europe(3)	111,054	—	114,819	18,129
Other regions(4)	8,561	6,576	11,270	239,112
Total revenues by itinerary	421,605	(8,646)	488,914	1,993,102
Other revenues(5)	35,353	(25,042)	60,972	181,565
Total revenues	$456,958	$(33,688)	$549,886	$2,174,667
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
(6)Onboard and other revenues for the quarter and nine months ended September 30, 2020 includes a charge of $67.9 million to correct cancellation revenue, for certain immaterial bookings, which was incorrectly recognized during the six months ended June 30, 2020. The charge is considered immaterial to our financial statements.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and nine months ended September 30, 2021 and 2020, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2021	2020
Passenger ticket revenues:
United States	74%	66%
United Kingdom	14%	14%
All other countries (1)	12%	20%

	Nine Months Ended September 30,
	2021	2020
Passenger ticket revenues:
United States	67%	67%
United Kingdom	13%	7%
Singapore	13%	—%
All other countries (1)	7%	26%
(1)No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2021 and 2020.
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
The current reduction in demand for cruising due to COVID-19 resulted in an unprecedented low level of advance bookings and the associated customer deposits received. At the same time, we have experienced significant cancellations as a result of the COVID-19 pandemic, which has led to issuance of refunds to customers, while the remainder have been rebooked on future cruises or received credits in lieu of cash refunds.
As of September 30, 2021, refunds due to customers mostly as a result of booking cancellations were $44.6 million compared to $95.8 million as of December 31, 2020. Due to the uncertainty around the return of demand for cruising, we are unable to estimate the amount of the September 30, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2021. Customer deposits presented in our consolidated balance sheets include contract liabilities of $538.6 million and $124.8 million as of September 30, 2021 and December 31, 2020, respectively.
We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive enhanced future cruise credits (“FCC”) or elect to receive refunds in cash. As of September 30, 2021, our customer deposit balance includes approximately $650.0 million of unredeemed FCCs. In January 2021, we extended the expiration date of the FCCs until April 2022 for sailings departing on or before December 2022. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that may expire unused in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2021 and December 31, 2020, our contract assets were $53.7 million and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel agent commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel agent commissions were $51.4 million as of September 30, 2021 and $1.1 million as of December 31, 2020. Substantially all of our prepaid travel agent commissions at December 31, 2020 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the nine months ended September 30, 2021.
Note 5. (Loss) Per Share
A reconciliation between basic and diluted (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (Loss) attributable to Royal Caribbean Cruises Ltd. for basic and diluted loss per share	$(1,424,554)	$(1,346,756)	$(3,903,531)	$(4,430,527)
Weighted-average common shares outstanding	254,713	214,163	250,808	210,894
Diluted weighted-average shares outstanding	254,713	214,163	250,808	210,894
Basic (loss) per share	$(5.59)	$(6.29)	$(15.56)	$(21.01)
Diluted (loss) per share	$(5.59)	$(6.29)	$(15.56)	$(21.01)

There were approximately 339,835 and 433,705 antidilutive shares for the quarter and nine months ended September 30, 2021, respectively, compared to 192,981 and 265,606 for the quarter and nine months ended September 30, 2020, respectively.
Since the Company expects to settle in cash the principal outstanding on the convertible notes that mature in 2023, we currently use the treasury stock method when calculating their potential dilutive effect, if any. While the criteria for conversion of the convertible notes has not been met, the shares that would be issued upon conversion of the notes would be antidilutive for the quarter and nine months ended September 30, 2021.

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

As of September 30, 2021, the net book value of our investment in TUIC was $449.2 million, primarily consisting of $316.6 million in equity and a loan of €107.0 million, or approximately $124.0 million based on the exchange rate at September 30, 2021. As of December 31, 2020, the net book value of our investment in TUIC was $538.4 million, primarily consisting of $387.5 million in equity and a loan of €118.9 million, or approximately $145.5 million based on the exchange rate at December 31, 2020. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG, our joint venture partner in TUIC, and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables. In June 2021, Hapag-Lloyd Cruises received delivery of the Hanseatic Spirit, a 230 berth luxury expedition cruise vessel.
TUIC has various ship construction and financing agreements that include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
TUI Cruises and Hapag-Lloyd Cruises, our Partner Brands, have been adversely affected by COVID-19, resulting in the suspension of the majority of the brands' cruise operations. TUI Cruises and Hapag-Lloyd Cruises have resumed cruises and announced resumption of additional cruise operations in Europe. The brands' suspension of operations during the COVID-19 pandemic has resulted in a material negative impact to the brands' results of operations and liquidity. The brands have executed cost containment actions and liquidity measures, including the issuance of new financing, such as the April 2021 and October 2021 issuances of €300.0 million senior unsecured bonds due in 2026 and €223.5 million senior unsecured bonds due in 2026, respectively, and the deferral of existing financing, to mitigate the impact of COVID-19 until normal operations resume.
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
As of September 30, 2021, we had exposure to credit loss in Grand Bahama consisting of a $12.3 million loan. Our loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the nine months ended September 30, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the quarter and nine months ended September 30, 2020. The outstanding loan balance is included within Trade and other receivables, net and Other assets in our consolidated balance sheets.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loans in non-accrual status based on our review of Grand Bahama's projected cash flows, which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the quarter and nine months ended September 30, 2021, no credit losses were recorded related to these loans.
For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 12. Fair Value Measurements and Derivative Instruments.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Share of equity (loss) income from investments	$(29,085)	$(78,013)	$(137,044)	$(140,258)
Dividends received (1)	$—	$—	$—	$2,215
(1)There were no dividends received from TUI Cruises for the quarters and nine months ended September 30, 2021 and September 30, 2020.

	As of September 30, 2021	As of December 31, 2020
Total notes receivable due from equity investments	$136,255	$164,596
Less-current portion (1)	19,627	29,501
Long-term portion (2)	$116,628	$135,095
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUIC and provided management services to Pullmantur Holdings (which filed for reorganization in Spain in June 2020). Additionally, we bareboat chartered to Pullmantur Holdings the vessels previously operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. These bareboat charters were terminated when Pullmantur Holdings filed for reorganization in Spain. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive loss (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$7,835	$5,619	$18,979	$15,837
Expenses	$1,749	$1,223	$4,738	$3,369

Credit Loss Allowance
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements as of September 30, 2021. In evaluating the allowance for loan losses, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions.
The following table summarizes our credit loss allowance related to receivables for the nine months ended September 30, 2021 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2021	$85,447
Loss provision for receivables	16,734
Write-offs	(4,723)
Ending balance September 30, 2021	$97,458

Our credit loss allowance balance as of September 30, 2021, primarily relate to a $81.6 million loss provision recognized during 2020 on notes receivable related to a previous sale of property and equipment.

Note 7. Debt
Debt consist of the following (in thousands):

	Interest Rate (1)	Maturities Through	Quarter Ended September 30, 2021	Year Ended December 31, 2020
Fixed rate debt:
Unsecured senior notes	3.70% to 9.13%	2022 - 2028	$5,608,385	$2,464,994
Secured senior notes	10.88% to 11.50%	2023 - 2025	2,350,270	3,895,166
Unsecured term loans	2.53% to 5.41%	2021 - 2033	2,938,196	3,210,161
Convertible notes	2.88% to 4.25%	2023	1,532,707	1,454,488
Total fixed rate debt			12,429,558	11,024,809
Variable rate debt:
Unsecured revolving credit facilities (2)	1.43% to 1.83%	2022 - 2024	2,919,342	3,289,000
Unsecured UK Commercial paper	—	2021	—	409,319
USD unsecured term loan	0.59% to 3.33%	2021 - 2033	4,953,628	4,002,249
Euro unsecured term loan	1.15% to 2.25%	2021 - 2028	698,655	705,064
Total variable rate debt			8,571,625	8,405,632
Finance lease liabilities			197,407	213,365
Total debt (3)			21,198,590	19,643,806
Less: unamortized debt issuance costs			(359,087)	(314,763)
Total debt, net of unamortized debt issuance costs			20,839,503	19,329,043
Less—current portion including commercial paper			(956,743)	(1,371,087)
Long-term portion			$19,882,760	$17,957,956
(1) Interest rates based on outstanding loan balance as of September 30, 2021 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest was 1.43% as of September 30, 2021 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 1.83% as of September 30, 2021 and is subject to a facility fee of a maximum of 0.30%.
(3) At September 30, 2021 and December 31, 2020, the weighted average interest rate for total debt was 5.65% and 6.02%, respectively.
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
As of September 30, 2021, our aggregate revolving borrowing capacity was $3.2 billion and was mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of September 30, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $162.3 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are held in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected cash exposure with the processor, including amounts currently held and reported in Trade and other receivables, is approximately $237.7 million. The amount and timing are dependent on future factors that are uncertain, such as the pace of resumption of cruise operations, volume of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
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
In June 2021, we issued $650.0 million of senior unsecured notes due in 2026 (the "June Unsecured Notes") for net proceeds of approximately $640.6 million. Interest accrues on the June Unsecured Notes at a fixed rate of 4.25% per annum and is payable semi-annually in arrears. We fully repaid the Silversea Cruises 7.25% senior secured notes due in 2025 (the "Silversea Notes"), in the amount of $619.8 million, with a portion of the proceeds from the June Unsecured Notes. We also funded call premiums, fees and expenses in connection with the redemption of the Silversea Notes with proceeds from the June Unsecured Notes.
In August 2021, we issued $1.0 billion of senior notes due in 2026 (the "August Unsecured Notes") for net proceeds of approximately $986.0 million. Interest accrues on the August Unsecured Notes at a fixed rate of 5.50% per annum and is payable semi-annually in arrears. We used the proceeds of the August Unsecured Notes to replenish our capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025, in the amount of $928.0 million plus accrued interest and call premiums. The repayment of the 11.50% senior secured notes due 2025 resulted in a total loss on the extinguishment of debt of $141.9 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2021.
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, the date falling after January 1, 2022 on which we elect to comply with the modified covenants. Pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. As of September 30, 2021, the monthly-tested minimum liquidity covenant was $350 million for the duration of the waiver period. As of the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2021, we also amended $6.3 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period to the end of the fourth quarter of 2022. These amendments defer $1.15 billion of principal payments due between April 2021 and April 2022. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carve outs, these include, but are not limited to, the issuance of dividends, the completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length.
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
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion 10.875% senior secured notes due 2023 and our 11.50% senior secured notes due 2025 (collectively, "the "Secured Notes") and our Silversea Notes which were fully repaid in June 2021 with proceeds from the $650 million June Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of September 30, 2021, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. For one of our loans, we pay to the applicable export credit agency a fee of 2.97% per annum, based on the outstanding loan balance. The fee is paid semi-annually over the term of the loan (subject to adjustments based upon our credit ratings). We amortize the fees that are paid upfront over the life of the loan and those that are paid semi-annually over each respective payment period. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt net of debt issuance costs, and including finance leases, as of September 30, 2021 for each of the next five years (in thousands):

Year
Remainder of 2021	$12,932
2022	2,182,569
2023	5,372,397
2024	4,006,923
2025	2,276,602
Thereafter	6,988,080
$20,839,503

Note 8. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of September 30, 2021 and December 31, 2020. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
In June of 2021, we exercised our option under our operating lease with SMBC Leasing and Finance, Inc (the "Lessor") to purchase Terminal A at PortMiami in July 2021 for the pre-agreed purchase price of $220.0 million. Upon purchase of the terminal lease in July 2021, the underlying asset was recorded as a leasehold improvement within Property and equipment, net. Our July 2021 purchase of the Port of Miami terminal eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral on or before July 18, 2021.
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
Finance Leases
Silversea Cruises operates the Silver Whisper under a finance lease. In May 2021, the finance lease for the Silver Whisper expiring in 2022 was amended to extend its expiration by 12 months and will now expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of September 30, 2021. The total aggregate amount of the finance lease liabilities recorded for this ship was $31.5 million at September 30, 2021 and December 31, 2020. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease costs:
Operating lease costs	Commission, transportation and other	$1,626	$1,626
Operating lease costs	Other operating expenses	5,424	15,365
Operating lease costs	Marketing, selling and administrative expenses	5,957	14,468
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,790	11,517
Interest on lease liabilities	Interest expense, net of interest capitalized	1,095	1,769
Total lease costs		$17,892	$44,745

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$17,648	$50,268
Operating lease costs	Other operating expenses	7,179	21,920
Operating lease costs	Marketing, selling and administrative expenses	5,686	16,716
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	946	2,941
Interest on lease liabilities	Interest expense, net of interest capitalized	557	3,754
Total lease costs		$32,016	$95,599
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and nine months ended September 30, 2021, we had no variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss.

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of September 30, 2021	As of December 31, 2020
Weighted average of the remaining lease term
Operating leases	17.9	7.8
Finance leases	42.7	41.2
Weighted average discount rate
Operating leases	6.48%	4.59%
Finance leases	6.54%	6.89%
Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,682	$97,903
Operating cash flows from finance leases	$1,769	$3,754
Financing cash flows from finance leases	$15,058	$13,291

As of September 30, 2021, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2021	$31,647	$23,133
2022	96,341	31,732
2023	104,195	21,918
2024	85,064	12,529
2025	79,782	12,566
Thereafter	900,471	396,171
Total lease payments	1,297,500	498,049
Less: Interest	(677,060)	(300,642)
Present value of lease liabilities	$620,440	$197,407

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2021, two Oasis-class ships and three ships of a new generation, known as our Icon-class, are on order for our Royal Caribbean International brand with an aggregate capacity of approximately 28,200 berths. As of September 30, 2021, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of September 30, 2021, we have three ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 2,060 berths.

COVID-19 has impacted shipyard operations which has and may continue to result in delays of our previously contracted ship deliveries. As of September 30, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises — (1)
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			47,860

(1)    The revenue impact from Silversea Cruises' new ships will be recognized on a three-month reporting lag from when the ships enter service. Refer to Note 1. General for further information.
In addition, as of September 30, 2021, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
In September 2021, we amended the credit agreements for the first and second Evolution-class ships to increase their maximum loan amounts by €175.6 million on an aggregate basis, or approximately $203.5 million based on the exchange rate at September 30, 2021. The increase in the loan amounts will finance ship design modifications that incorporate innovative sustainability features and additional premium cabins, increasing the capacity for each ship to 730 berths. At our election, interest on incremental portion of each loan will accrue either (1) at a fixed rate of 4.34% and 4.38%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.99% and 1.03%, respectively.
As of September 30, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $12.8 billion, of which we had deposited $784.8 million as of such date. Approximately 62.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2021. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.

Litigation

As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. In the Havana Docks Action, we and the plaintiff have filed motions for summary judgment, which remain pending, and the trial has been scheduled for February 28, 2022. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe it is unlikely the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the third quarter of 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2020, we declared a cash dividend on our common stock of $0.78 per share, which was paid in April 2020. During the first quarter of 2020, we also paid a cash dividend on our common stock of $0.78 per share, which was declared during the fourth quarter of 2019.

Note 11. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021 and 2020 (in thousands):

	Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2021				Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2020
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(650,519)	$(65,542)	$(23,280)	$(739,341)	$(688,529)	$(45,558)	$(63,626)	$(797,713)
Other comprehensive income (loss) before reclassifications	23,752	313	11,255	35,320	(172,323)	(18,503)	(13,346)	(204,172)
Amounts reclassified from accumulated other comprehensive loss	24,762	3,435	—	28,197	62,184	1,550	69,044	132,778
Net current-period other comprehensive income (loss)	48,514	3,748	11,255	63,517	(110,139)	(16,953)	55,698	(71,394)
Ending balance	$(602,005)	$(61,794)	$(12,025)	$(675,824)	$(798,668)	$(62,511)	$(7,928)	$(869,107)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(11,418)	$(6,532)	$(32,376)	$(15,939)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(3,905)	(3,782)	(11,541)	(10,899)	Depreciation and amortization expenses
Foreign currency forward contracts	(505)	(1,511)	(2,311)	(5,855)	Other income (expense)
Fuel swaps	(2)	536	(416)	3,029	Other income (expense)
Fuel swaps	10,600	(5,598)	21,882	(32,520)	Fuel
	(5,230)	(16,887)	(24,762)	(62,184)
Amortization of defined benefit plans:
Actuarial loss	(1,145)	(517)	(3,435)	(1,550)	Payroll and related
	(1,145)	(517)	(3,435)	(1,550)
Release of net foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	(34,697)	—	(69,044)	Other operating
Total reclassifications for the period	$(6,375)	$(52,101)	$(28,197)	$(132,778)

During the nine months ended September 30, 2020, a $69.0 million loss was recorded within Other expense in our consolidated statements of comprehensive (loss) income, consisting of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. In connection with the Pullmantur reorganization in 2020, we no longer have significant involvement in the Pullmantur operations and these amounts previously deferred in Accumulated other comprehensive loss were recognized in earnings. Of the $69.0 million loss, $34.3 million and $34.7 million was released from Accumulated other comprehensive loss during the quarters ended June 30, 2020 and September 30, 2020, respectively.

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2021 Using					Fair Value Measurements at December 31, 2020 Using
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$3,289,326	$3,289,326	$3,289,326	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Total Assets	$3,289,326	$3,289,326	$3,289,326	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,642,096	$22,889,378	$—	$22,889,378	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
Total Liabilities	$20,642,096	$22,889,378	$—	$22,889,378	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2021 and December 31, 2020.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.

Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value at September 30, 2021 and December 31, 2020.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using				Fair Value Measurements at December 31, 2020 Using
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$97,519	$—	$97,519	$—	$108,539	$—	$108,539	$—
Total Assets	$97,519	$—	$97,519	$—	$108,539	$—	$108,539	$—
Liabilities:
Derivative financial instruments(5)	$173,193	$—	$173,193	$—	$259,705	$—	$259,705	$—
Total Liabilities	$173,193	$—	$173,193	$—	$259,705	$—	$259,705	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of September 30, 2021 and December 31, 2020.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2021 or December 31, 2020, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following tables present information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at September 30, 2021 Using
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the nine months ended September 30, 2021
Long-lived assets(1)	—	—	—	$40,643
Total	—	—	—	$40,643
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2021				As of December 31, 2020
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$97,519	$(66,874)	$—	$30,645	$108,539	$(80,743)	$—	$27,796
Total	$97,519	$(66,874)	$—	$30,645	$108,539	$(80,743)	$—	$27,796

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2021				As of December 31, 2020
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(173,193)	$66,874	$65,581	$(40,738)	$(259,705)	$80,743	$57,273	$(121,689)
Total	$(173,193)	$66,874	$65,581	$(40,738)	$(259,705)	$80,743	$57,273	$(121,689)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2021, we had counterparty credit risk exposure under our derivative instruments of $17.8 million, which were limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At September 30, 2021 and December 31, 2020, approximately 67.5% and 64.5%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2021 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of September 30, 2021
Oasis of the Seas term loan	$17,500	October 2021	5.41%	3.87%	4.08%
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.76%
	$667,500
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At September 30, 2021 and December 31, 2020, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2021 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$190,896	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	336,875	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	362,500	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	484,167	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	468,736	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	440,833	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,475,674
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2021.
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
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of September 30, 2021 and December 31, 2020 was $3.1 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2021, the aggregate cost of our ships on order was $12.8 billion, of which we had deposited $784.8 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands and any ships on order placed by Silversea Cruises during the reporting lag period. Refer to Note 9. Commitments and Contingencies, for further information on our ships on order.  At September 30, 2021 and December 31, 2020, approximately 62.5% and 66.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2021, we maintained an average of approximately $508.8 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in a loss and a gain of $12.9 million and $4.9 million, respectively. For the nine months ended September 30, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in a loss of $25.9 million and $35.3 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of September 30, 2021, we maintained foreign currency forward contracts and designated them as hedges of a portion of our net investments in TUI Cruises of €245.0 million, or approximately $283.9 million based on the exchange rate at September 30, 2021. These forward currency contracts mature in October 2021.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of both September 30, 2021 and December 31, 2020 was $3.0 billion and $3.1 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €93.0 million, or approximately $107.8 million, as of September 30, 2021. As of December 31, 2020, we had designated debt as a hedge of our net investments in TUI Cruises of €215.0 million, or approximately $263.0 million.
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
The prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the quarter and nine months ended September 30, 2021, we discontinued cash flow hedge accounting on 48.1 thousand and 95.8 thousand metric tons of fuel swap agreements, respectively, maturing in 2021 and 2022, which resulted in the reclassification of a net $2.4 million gain and $1.9 million loss from Accumulated other comprehensive loss to Other income (expense), respectively. During the quarter and nine months ended September 30, 2020, we discontinued cash flow hedge accounting on 0.2 million and 0.5 million metric tons of our fuel swap agreements maturing in 2020 and 2021, respectively, which resulted in the reclassification of net losses of $7.9 million and $76.3 million in 2020 and 2021, respectively, from Accumulated other comprehensive loss to Other income (expense). Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
At September 30, 2021, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of September 30, 2021 and December 31, 2020, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2021	As of December 31, 2020
Designated as hedges:	(metric tons)
2021	124,050	385,050
2022	419,700	389,650
2023	82,400	82,400

	Fuel Swap Agreements
	As of September 30, 2021	As of December 31, 2020
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2021	43%	40%
2022	28%	23%
2023	5%	5%

	Fuel Swap Agreements
	As of September 30, 2021	As of December 31, 2020
Not designated as hedges:	(metric tons)
2021	21,900	229,850
2022	62,750	14,650

As of September 30, 2021, $42.9 million of estimated unrealized gain associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2021	As of December 31, 2020	Balance Sheet Location	As of September 30, 2021	As of December 31, 2020
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$10,407	$17,271	Other long-term liabilities	$88,891	$144,653
Interest rate-swaps	Derivative financial instruments	16	261	Derivative financial instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	19,143	63,894	Derivative financial instruments	79,305	13,294
Foreign currency forward contracts	Other assets	—	20,836	Other long-term liabilities	4,997	7,306
Fuel swaps	Derivative financial instruments	42,902	5,093	Derivative financial instruments	—	25,203
Fuel swaps	Other assets	16,080	350	Other long-term liabilities	—	50,117
Total derivatives designated as hedging instruments under 815-20		$88,548	$107,705		$173,193	$240,573
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$—	Derivative financial instruments	$—	$160
Fuel swaps	Derivative financial instruments	8,346	834	Derivative financial instruments	—	18,028
Fuel swaps	Other Assets	625	—	Other long-term liabilities	—	944
Total derivatives not designated as hedging instruments under 815-20		8,971	834		—	19,132
Total derivatives		$97,519	$108,539		$173,193	$259,705
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”
The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands):

	Quarter Ended September 30, 2021				Quarter Ended September 30, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$118,127	$325,907	$(426,875)	$37,230	$53,815	$317,139	$(254,332)	$(10,853)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$2,100	$—	n/a	n/a	$2,379	$—
Derivatives designated as hedging instruments	n/a	n/a	$383	$—	n/a	n/a	$39	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(11,418)	n/a	n/a	n/a	$(6,532)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$10,600	n/a	n/a	$(2)	$(5,598)	n/a	n/a	$536
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(3,905)	n/a	$(505)	n/a	$(3,782)	n/a	$(1,511)

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$219,058	$959,512	$(994,669)	$66,771	$327,275	$961,226	$(555,392)	$(127,537)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$7,098	—	n/a	n/a	$(20,855)	$—
Derivatives designated as hedging instruments	n/a	n/a	$148	—	n/a	n/a	$23,338	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(32,375)	n/a	n/a	n/a	$(15,939)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$21,882	n/a	n/a	$(416)	$(32,520)	n/a	n/a	$3,029
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(11,541)	n/a	$(2,311)	n/a	$(10,899)	n/a	$(5,855)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2021	As of December 31, 2020
Foreign currency debt	Current portion of debt	$39,207	$43,696
Foreign currency debt	Long-term debt	68,566	219,335
		$107,773	$263,031
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest rate swaps	Interest expense, net of interest capitalized	$383	$39	$148	$23,338	$2,100	$2,379	$7,098	$(20,855)
e fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of September 30, 2021	As of December 31, 2020	As of September 30, 2021	As of December 31, 2020
Current portion of debt and Long-term debt	$659,209	$700,331	$10,413	$17,512
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):.

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives				Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020		Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Interest rate swaps	$1,534	$(42,488)	$29,228	$(90,677)	Interest expense, net of interest capitalized	$(11,418)	$(6,532)	$(32,376)	$(15,939)
Foreign currency forward contracts	(48,221)	96,821	(150,376)	39,161	Depreciation and amortization expenses	(3,905)	(3,782)	(11,541)	(10,899)
Foreign currency forward contracts	—	—	—	—	Other income (expense)	(505)	(1,511)	(2,311)	(5,855)
Fuel swaps	—	—	—	—	Other income (expense)	(2)	536	(416)	3,029
Fuel swaps	28,193	(5,085)	144,900	(120,807)	Fuel	10,600	(5,598)	21,882	(32,520)
	$(18,494)	$49,248	$23,752	$(172,323)		$(5,230)	$(16,887)	$(24,762)	$(62,184)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive loss (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Nine Months Ended September 30, 2021
Net inception fair value at January 1, 2021	$(1,915)
Amount of gain recognized in income on derivatives for the nine month period ended September 30, 2021	4,966
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of September 30, 2021	(3,141)
Fair value at September 30, 2021	$(90)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Foreign Currency Debt	$2,585	$(16,732)	$5,593	$(16,784)

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2021	Quarter Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Foreign currency forward contracts	Other income (expense)	$(12,880)	$4,907	$(25,854)	$(35,265)
Fuel swaps	Other income (expense)	8,222	(13,112)	35,858	(89,471)
		$(4,658)	$(8,205)	$10,004	$(124,736)
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
As of September 30, 2021, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of September 30, 2021, seven of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $65.6 million to satisfy our obligations under our interest rate derivative agreements, taking into account any collateral waivers issued by banks. We expect that we will not need to provide additional collateral under these agreements in the next twelve months.

Note 13. Restructuring Charges
In April 2020, we reduced our U.S. shoreside workforce by approximately 23% through permanent layoffs. We incurred severance costs of $28.0 million during the year ended December 31, 2020.
The following table summarizes our restructuring costs during the nine months ended September 30, 2021 as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning balance January 1, 2021	Accruals	Payments	Ending balance September 30, 2021	Cumulative Charges Incurred	Expected Additional Expenses to be Incurred
Termination benefits	$4,257	$643	$4,311	$589	$28,596	$—
Total	$4,257	$643	$4,311	$589	$28,596	$—

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
•a discussion of our results of operations for the quarter and nine months ended September 30, 2021, compared to the same periods in 2020;
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
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Occupancy ("Load Factor"), in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days (as defined below) by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
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
By the end of September 2021, we operated 38 of our Global and Partner Brand ships, representing 63% of our fleet, and sailed over 500,000 passengers since we resumed operations. We expect to operate approximately 80% of our fleet and anticipate serving over 1 million passengers by December 31, 2021.
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

Continued Fleet Ramp-Up
We anticipate load factors on core itineraries to increase to 65-70% during the fourth quarter of 2021. We anticipate 6.9 million APCDs for the fourth quarter of 2021 with overall load factors of 60-65% and expect that all ships on core itineraries in the fourth quarter of 2021 will be cash flow accretive, even when including start-up costs. Core itineraries exclude sailings during our early resumption of operations of up to four weeks and also exclude specialized itineraries that were implemented during the COVID-19 period (e.g. Singapore, Cyprus). By the end of the year, we expect that 50 of our 61 Global Brand ships will have returned to service, representing almost 100% of core itinerary capacity and approximately 80% of worldwide capacity. Our remaining Global Brand ships are expected to return to service by the spring of 2022 and we expect to return to historical load factors in the third quarter of 2022. Mainland China is expected to resume in the spring and we have assumed lower load factors as this important long term market ramps-up.
On October 25, 2021, the U.S. Centers for Disease Control and Prevention (“CDC”) issued a temporary extension and modification of the Conditional Sail Order (“Conditional Order”) effective November 1, 2021 through January 15, 2022, and expressed its intention to transition to a voluntary program thereafter, in coordination with interested cruise ship operators. We plan to continue to operate under the Conditional Order where required, and to voluntarily comply with the Conditional Order for ships home ported or calling in Florida ports. Also on October 25, 2021, the U.S. President issued a proclamation effective on November 8, 2021 that rescinds all previous proclamations suspending entry into the U.S. of non-citizen non-immigrants. We expect these recent developments to support our return to service and anticipated load factors.
Update on Bookings
Booking volumes have improved significantly since the slowdown this summer due to the Delta variant (the "Delta Dip"). We attracted more bookings in the third quarter compared to the second quarter. September was particularly strong, with new bookings for 2022 sailings more than 60% higher than the monthly average during the second quarter of 2021.
Sailings for the full year 2022 are booked within historical ranges and at higher prices than 2019. Sailings further out are experiencing more normalized booking trends than sailings closer in. As such, load factors for sailings in the first quarter of 2022 are lower than historical levels; are improving but still below average in the second quarter of 2022; and are solidly within historical levels in the second half of 2022. Pricing remains strong throughout 2022, with or without future cruise credits ("FCC").
As of September 30, 2021, we had $2.8 billion in customer deposits, which represents an improvement by $0.4 billion from the June 30, 2021 balance despite the $300 million of revenue that was recognized during the quarter. Approximately 35% of the customer deposit balance is related to FCCs. This has dropped from 40% in the prior quarter, indicating net new demand. Customer deposits for cruises taking place in the second quarter of 2022 and onward are higher than customer deposits on the same three brands for cruises taking place in the same time horizon as of September 30, 2019.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of September 30, 2021, we had liquidity of $4.1 billion, including $0.1 billion of undrawn revolving credit facility capacity, $3.3 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of September 30, 2021. We continue to prioritize and bolster liquidity while taking steps to improve our balance sheet and reduce its interest costs to be well positioned for recovery.
Reduced Operating Expenses
We took significant actions in early 2020 to reduce operating expenses during the suspension of our global cruise operations. In particular, we:
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

During our ramp up of operations, we have incurred and will continue to incur incremental spend related to bringing ships back to operating status, returning crew members to ships and implementing enhanced health and safety protocols. We also collected and will continue to collect deposits related to those sailings and for future cruises. The decision to bring ships back into service considers many variables, including deployment opportunities, commercial potential, cost of operations and cash flow.
Capital Expenditures
COVID-19 has impacted shipyard operations, which have and may continue to result in delays of our previously contracted ship deliveries. As of September 30, 2021, we anticipate that overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. This amount does not include any ships on order by our Partner Brands. We took delivery of Odyssey of the Seas during the first quarter of 2021 and expect delivery of Silver Dawn during the fourth quarter of 2021. For 2022, we have two ship deliveries scheduled: Wonder of the Seas and Celebrity Beyond. Excluding newbuild deliveries, our capital expenditures for 2022 will depend on our schedule to return to service.
Debt Maturities, New Financings and Other Liquidity Actions
During the nine months ended September 30, 2021, the Company continued to take actions to further improve its liquidity position and manage cash flow. In particular, we:
•    extended the maturity date or termination date, as applicable, of certain of the advances and commitments held by consenting lenders under our $1.0 billion unsecured loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, each by 18 months to October 2023 and April 2024, respectively;
•    extended the period during which we may draw upon our binding commitment for a $700.0 million 364-day term loan facility by one year, which is now available for draw at any time prior to August 12, 2022;
•    issued $1.5 billion of 5.5% senior unsecured notes due in 2028 for net proceeds of approximately $1.48 billion;
•issued $650.0 million of 4.25% senior unsecured notes due in 2026 for net proceeds of approximately $640.6 million, which were used to fully repay the Silversea Notes, in the amount of $619.8 million, and to pay the related call premiums, accrued interest and fees;
•issued $1.0 billion of 5.50% senior notes due in 2026 for net proceeds of approximately $986.0 million which were used to replenish our capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025 in the amount of $928.0 million, and to pay the related call premiums and accrued interest;
•amended the credit agreements for the unsecured financings of our first and second Evolution-class ships, increasing their maximum loan amounts by €175.6 million in the aggregate to finance ship design modifications that incorporate innovative sustainability features and additional premium cabins;
•issued 16.9 million shares of common stock for approximately $1.5 billion;
•amended $4.9 billion of our non-export-credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 and to implement modified covenants for the period starting fourth quarter of 2022 and extending through and including the fourth quarter of 2023; and
•    amended $6.3 billion of our export-credit facilities to extend the waiver of the financial covenants through and including the fourth quarter of 2022 and defer $1.15 billion of principal payments due between April 2021 and April 2022.
As of the date of this report, there are no scheduled debt maturities for the remainder of 2021, and scheduled debt maturities of $2.2 billion for 2022.
We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings and refinancings.

Results of Operations

Summary
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the third quarter of 2021 were $(1.4) billion and $(1.2) billion, or $(5.59) and $(4.91) per share on a diluted basis, respectively, reflecting the ramp up of our return to operations, and increased sales and marketing expenses during the quarter, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable Royal Caribbean Cruises Ltd. of $(1.3) billion and $(1.2) billion, or $(6.29) and $(5.62) per share on a diluted basis, respectively, for the third quarter of 2020.
Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the nine months ended September 30, 2021 were $(3.9) billion and $(3.6) billion, or $(15.56) and $(14.41) per share on a diluted basis, respectively, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable Royal Caribbean Cruises Ltd. of $(4.4) billion and $(2.8) billion, or $(21.01) and $(13.26) per share on a diluted basis, respectively, for the nine months ended September 30, 2020.
Significant items for the quarter and nine months ended September 30, 2021 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $487.0 million and decreased $1,633.5 million, respectively, for the quarter and nine months ended September 30, 2021, as compared to the same periods in 2020. The increase in total revenues in the third quarter of 2021 reflects the ramp up in our return to operations compared to the third quarter of 2020, during which we continued to observe our global cruise suspension. For the nine months ended September 30, 2021, the decrease in total revenues reflects a 41.1% capacity decrease compared to the same period in 2020 reflecting the lay-up of the majority of our fleet during the first half of 2021, compared to the operation of the majority of our fleet up through our global suspension in March of 2020.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $3.6 million and $8.7 million for the quarter and nine months ended September 30, 2021, respectively, compared to the same periods in 2020.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $503.3 million and decreased $987.6 million for the quarter and nine months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase in total cruise operating expenses in the third quarter of 2021 reflects the ramp up of our operations compared to our suspension of cruise operations in 2020. The decrease during the nine months ended September 30, 2021 compared to the same period in 2020 reflects the capacity decrease mentioned above.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the U.S. dollar, resulted in an increase in total operating expenses of $1.8 million and $9.7 million, respectively, for the quarter and nine months ended September 30, 2021, compared to the same periods in 2020.
•Our consolidated results of operations include Silversea Cruises’ results of operations on a three-month reporting lag for April, May and June 2021, for the quarter ended September 30, 2021, and from October 1, 2020 through June 30, 2021 for the nine months ended September 30, 2021.
•In March 2021, we extended the maturity date or termination date of certain of the advances and commitments, as applicable, held by consenting lenders under our $1.0 billion unsecured loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, by 18 months to October 2023 and April 2024, respectively.
•In March 2021, we extended our binding commitment for a $700.0 million 364-day term loan facility by one year which is currently available for draw at any time prior to August 12, 2022.
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
•In March 2021, we amended $6.3 million of our export-credit facilities to extend the waiver of the financial covenants through and including the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period to the end of the fourth quarter of 2022; including the deferral of up to $1.15 billion of principal payments due between April 2021 and April 2022.
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
•In June 2021, Hapag-Lloyd took delivery of Hanseatic Spirit.
•In August 2021, we issued $1.0 billion of 5.50% senior unsecured notes due in 2026 for net proceeds of approximately $986.0 million, which we used to replenish capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025, in the amount of $928.0 million plus call premiums, accrued interest, and fees.

Operating results for the quarter and nine months ended September 30, 2021 compared to the same periods in 2020 are shown in the following tables (in thousands, except per share data):

	Quarter Ended September 30,
	2021		2020
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$280,153	61.3%	$3,204	(9.5)%
Onboard and other revenues	176,805	38.7%	(36,892)	109.5%
Total revenues	456,958	100.0%	(33,688)	100.0%
Cruise operating expenses:
Commissions, transportation and other	64,780	14.2%	(3,321)	9.9%
Onboard and other	42,703	9.3%	6,036	(17.9)%
Payroll and related	265,974	58.2%	119,213	(353.9)%
Food	48,950	10.7%	5,640	(16.7)%
Fuel	118,127	25.9%	53,815	(159.7)%
Other operating	273,157	59.8%	127,226	(377.7)%
Total cruise operating expenses	813,691	178.1%	308,609	(916.1)%
Marketing, selling and administrative expenses	323,422	70.8%	246,779	(732.5)%
Depreciation and amortization expenses	325,907	71.3%	317,139	(941.4)%
Impairment and credit losses	(238)	(0.1)%	89,899	(266.9)%
Operating Loss	(1,005,824)	(220.1)%	(996,114)	2,956.9%
Other (expense) income:
Interest income	3,786	0.8%	5,017	(14.9)%
Interest expense, net of interest capitalized	(430,661)	(94.2)%	(259,349)	769.9%
Equity investment loss	(29,085)	(6.4)%	(78,013)	231.6%
Other income (expense)	37,230	8.1%	(10,853)	32.2%
	(418,730)	(91.6)%	(343,198)	1,018.8%
Net Loss	(1,424,554)	(311.7)%	(1,339,312)	3,975.6%
Less: Net Income attributable to noncontrolling interest	—	—%	7,444	(22.1)%
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,424,554)	(311.7)%	$(1,346,756)	3,997.7%
Diluted Loss per Share	$(5.59)		$(6.29)

	Nine Months Ended September 30,
	2021		2020
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$323,782	58.9%	$1,487,077	68.4%
Onboard and other revenues	226,104	41.1%	687,590	31.6%
Total revenues	549,886	100.0%	2,174,667	100.0%
Cruise operating expenses:
Commissions, transportation and other	72,917	13.3%	342,632	15.8%
Onboard and other	55,782	10.1%	151,333	7.0%
Payroll and related	530,250	96.4%	693,480	31.9%
Food	74,618	13.6%	154,439	7.1%
Fuel	219,058	39.8%	327,275	15.0%
Other operating	569,383	103.5%	830,689	38.2%
Total cruise operating expenses	1,522,008	276.8%	2,499,848	115.0%
Marketing, selling and administrative expenses	867,021	157.7%	944,087	43.4%
Depreciation and amortization expenses	959,512	174.5%	961,226	44.2%
Impairment and credit losses	39,934	7.3%	1,354,514	62.3%
Operating Loss	(2,838,589)	(516.2)%	(3,585,008)	(164.9)%
Other income (expense):
Interest income	13,317	2.4%	15,757	0.7%
Interest expense, net of interest capitalized	(1,007,986)	(183.3)%	(571,149)	(26.3)%
Equity investment loss	(137,044)	(24.9)%	(140,258)	(6.4)%
Other income (expense)	66,771	12.1%	(127,537)	(5.9)%
	(1,064,942)	(193.7)%	(823,187)	(37.9)%
Net Loss	$(3,903,531)	(709.9)%	$(4,408,195)	(202.7)%
Less: Net Income attributable to noncontrolling interest	—	—%	22,332	1.0%
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(3,903,531)	(709.9)%	$(4,430,527)	(203.7)%
Diluted Loss per Share	$(15.56)		$(21.01)

Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Loss per Share attributable to Royal Caribbean Cruises Ltd. were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,424,554)	$(1,346,756)	$(3,903,531)	$(4,430,527)
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd.	(1,249,701)	(1,204,350)	(3,615,102)	(2,797,335)
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$174,853	$142,406	$288,429	$1,633,192
Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.:
Loss on extinguishment of debt (1)	$141,915	$774	$138,759	41,109
Convertible debt amortization of debt discount (2)	26,073	17,750	78,219	21,934
Pullmantur reorganization settlement (3)	5,242	—	10,242	21,637
Impairment and credit losses (4)	(237)	89,899	39,934	1,354,514
Equity investment impairments (5)	—	—	26,042	39,735
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (6)	—	—	(6,584)	(1,938)
Restructuring charges and other initiatives expense (7)	74	5,720	1,721	50,745
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (8)	1,623	2,548	4,869	(35,919)
Noncontrolling interest adjustment (9)	—	25,715	—	72,331
Net gain related to the sale of the Azamara brand (10)	163	—	(4,773)	—
Currency translation adjustment losses (11)	—	—	—	69,044
Net Adjustments to Net Loss attributable to Royal Caribbean Cruises Ltd.	$174,853	$142,406	$288,429	$1,633,192

Basic:
Loss per Share	$(5.59)	$(6.29)	$(15.56)	$(21.01)
Adjusted Loss per Share	$(4.91)	$(5.62)	$(14.41)	$(13.26)

Diluted:
Loss per Share	$(5.59)	$(6.29)	$(15.56)	$(21.01)
Adjusted Loss per Share	$(4.91)	$(5.62)	$(14.41)	$(13.26)

Weighted-Average Shares Outstanding:
Basic	254,713	214,163	250,808	210,894
Diluted	254,713	214,163	250,808	210,894
(1)For the three months ended September 30, 2021, represents the net loss on the partial repayment of the 11.50% senior secured notes due 2025 in the amount of $928.0 million. For the nine months ended September 30, 2021, represents the net loss on the partial repayment of the 11.50% senior secured notes due 2025, the second quarter 2021 net gain on the full repayment of the Silversea Notes and the first quarter 2021 loss on the partial repayment of the $1.55 billion unsecured revolving credit facility. For the nine months ended September 30, 2020, represents a loss on the extinguishment of the $2.2 billion Senior Secured Term Loan.
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

Selected statistical information is shown in the following table (1):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Passengers Carried	251,744	1,230	327,226	1,261,075
Passenger Cruise Days	1,496,609	5,424	1,771,087	8,653,799
APCD	4,112,256	5,424	4,967,078	8,437,003
Occupancy	36.4%	100.0%	35.7%	102.6%
(1)Due to the three-month reporting lag, we include Silversea Cruises' results of operations from April 1 through June 30 for the quarters ended September 30, 2021 and 2020 and from October 1 through June 30 for the nine months ended September 30, 2021 and 2020. Refer to Note 1. General to our consolidated financial statements for more information on the three-month reporting lag.

2021 Outlook
The Company’s operations are still impacted by the magnitude, duration, speed and geographic reach of COVID-19 and its related variants. As a consequence, we cannot reasonably estimate the impact of COVID-19 on our business, financial condition or near or longer-term financial or operational results. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2021. We expect to incur a net loss on both a U.S. GAAP and adjusted basis for our fourth quarter and our 2021 fiscal year, the extent of which will depend on many factors including the timing and extent of our return to service. See Recent Developments: COVID-19 – Continued Fleet Ramp-Up and Update on Bookings for further indications on our resumption of operations and the booking environment.

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
In this section, references to 2021 refer to the quarter ended September 30, 2021 and references to 2020 refer to the quarter ended September 30, 2020.
Revenues
Total revenues for 2021 increased $490.6 million, or 1,456.4%, to $457.0 million from $(33.7) million in 2020.
Passenger ticket revenues comprised 61.3% of our 2021 total revenues. Passenger ticket revenues for 2021 increased by $276.9 million to $280.2 million from $3.2 million in 2020. The increase in Passenger ticket revenues in the third quarter of 2021 reflects the expansion of our global return to service compared to our continued suspension of cruise operations in the third quarter of 2020. Favorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar increased Passenger ticket revenues by $3.0 million.
The remaining 38.7% of 2021 total revenues was comprised of Onboard and other revenues, which increased $213.7 million, or 579.3%, to $176.8 million in 2021 from $(36.9) million in 2020. The increase in Onboard and other revenues was due to the ramp up of our return to service noted above. Onboard and other revenues for the quarter ended September 30, 2020 includes a charge of $67.9 million to correct cancellation revenue, for certain immaterial bookings, that was incorrectly recognized during the six months ended June 30, 2020. The charge is offsetting cancellation and other revenue recognized during the quarter ended September 30, 2020 and is considered immaterial to our financial statements.
Onboard and other revenues included concession revenues of $22.9 million in 2021 and $0.4 million in 2020.
Cruise Operating Expenses
Total Cruise operating expenses for 2021 increased $505.1 million, or 163.7%, to $813.7 million from $308.6 million in 2020. The increase was primarily due to:
•a $145.9 million increase in Other operating expenses primarily due to increased hotel and vessel maintenance and consumables;
•a $146.8 million increase in Payroll and related;
•a $68.1 million increase in Commissions, transportation and other expenses;
•a $64.3 million increase in Fuel expenses;
•a $43.3 million increase in Food expenses; and
•a $36.7 million increase in Onboard and other expenses.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2021 increased $76.6 million, or 31.1%, to $323.4 million from $246.8 million in 2020. The increase in 2021 was primarily due to increases in marketing and sales activities related to our return to service.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 increased by $8.8 million, or 2.8%, to $325.9 million from $317.1 million in 2020 primarily due to the addition of Odyssey of the Seas to our fleet during the first quarter of 2021.
Impairment and Credit Losses
Impairment and credit losses for 2021 decreased by $90.1 million compared to impairment losses of $83.9 million recognized during the quarter ended September 30, 2020 due to the impact of COVID-19 on our operations and cash flows primarily related to our Property and equipment, net. Additionally, credit losses of $6.0 million were recognized during the third quarter of 2020 related to our notes receivable.

Other Income (Expense)
Interest expense, net of interest capitalized for 2021 increased $171.3 million, or 66.1%, to $430.7 million from $259.3 million in 2020. The increase was primarily due to a debt extinguishment loss of $141.9 million recognized in the third quarter of 2021 associated with the partial repayment of the 11.50% senior secured notes due 2025. Refer to Note 7. Debt to our consolidated financial statements for further information. Additionally, a higher average cost of debt compared to 2020 contributed to the 2021 increase in Interest expense, net of interest capitalized.
Equity investment loss in 2021 decreased by $48.9 million, to $29.1 million from $78.0 million in 2020 primarily due to a reduction in losses for TUI Cruises, one of our equity investments, during the third quarter of 2021 compared to 2020.
Other income (expense) was $37.2 million in 2021, compared to $(10.9) million in 2020. The $48.1 million increase in income was primarily due to a $22.0 million tax benefit recognized in 2021, a $12.4 million decrease in expense compared to 2020 related to the change in fair value of fuel swap derivative instruments with no hedge accounting, and a decrease of $8.0 million in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency compared to 2020.
Other Comprehensive (Loss) Income
Other comprehensive loss in 2021 was $11.9 million compared to Other comprehensive income of $82.1 million in 2020. The decrease in income of $94.0 million was primarily due to our recognition of a Loss on cash flow derivative hedges of $13.3 million in 2021 compared to a Gain on cash flow derivative hedges of $66.1 million in 2020, primarily due to a decrease in the fair value of our foreign currency forwards in 2021 compared to an increase in 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
In this section, references to 2021 refer to the nine months ended September 30, 2021 and references to 2020 refer to the nine months ended September 30, 2020.
Revenues
Total revenues for 2021 decreased $1.6 billion, or 74.7%, to $549.9 million from $2.2 billion in 2020.
Passenger ticket revenues comprised 58.9% of our 2021 total revenues. Passenger ticket revenues for 2021 decreased by $1.2 billion, or 78.2%, to $0.3 billion in 2021 from $1.5 billion in 2020. The decrease in Passenger ticket revenues was due to a 41.1% decrease in capacity driven by the lay-up of the majority of our fleet during the first half of 2021 compared to the operation of the majority of our fleet up through our global suspension in March of 2020. Our results of operations for the nine months ended September 30, 2020 include Silversea Cruises' fourth quarter 2019 and first and second quarter 2020 sailings, reported on a one quarter lag. Favorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar increased Passenger ticket revenues by $4.2 million
The remaining 41.1% of 2021 total revenues was comprised of Onboard and other revenues, which decreased $461.5 million, or 67.1%, to $226.1 million in 2021 from $687.6 million in 2020. The decrease in Onboard and other revenues was primarily due to the decrease in capacity noted above and offset by the favorable effect of changes in foreign currency exchange rates related to our onboard and other revenues denominated in currencies other than the United States dollar of $4.5 million.
Onboard and other revenues for the nine months ended September 30, 2020 also includes a charge of $67.9 million recorded in the quarter ended September 30, 2020 to correct cancellation revenue, for certain immaterial bookings, which was incorrectly recognized during the six months ended June 30, 2020. The charge is considered immaterial to our financial statements.
Onboard and other revenues included concession revenue of $25.3 million in 2021 and $75.1 million in 2020.
Cruise Operating Expenses
Total cruise operating expenses for 2021 decreased $1.0 billion, or 39.1%, to $1.5 billion from $2.5 billion in 2020. The decrease was primarily due to:
•a $269.7 million decrease in Commissions, transportation and other expenses;
•a $261.3 million decrease in Other operating expenses;
•a $163.2 million decrease in Payroll and related expense;

•a $108.2 million decrease in Fuel expenses;
•a $95.6 million decrease in Onboard and other expenses;
•a $79.8 million decrease in Food expenses; and
•the unfavorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $9.7 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses decreased $77.1 million, or 8.2%, to $867.0 million from $944.1 million in 2020. The decrease was due to the reduction and deferral of general and administrative and global sales and marketing activities primarily during the first half of 2021 due to the impact of COVID-19 on our operations and a reduction in payroll and benefits as a result of our April 2020 reduction in workforce.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 remained in line with 2020 with a decrease of $1.7 million, or 0.2%.
Impairment and Credit Losses
Impairment and credit losses for 2021 decreased by $1.3 billion compared to charges recorded during the nine months ended September 30, 2020 due to the impact of COVID-19 on our operations and cash flows, which impacted our long-lived assets related to goodwill, intangibles, vessels and operating lease right-of-use asset, and resulted in credit losses.
Other Income (Expense)
Interest expense, net of interest capitalized for 2021 increased $436.8 million, or 76.5%, to $1.0 billion from $571.1 million in 2020. The increase was primarily due to a debt extinguishment loss of $141.9 million recognized in the third quarter of 2021 associated with the partial repayment of the 11.50% senior secured notes due 2025. Refer to Note 7. Debt to our consolidated financial statements for further information. Additionally, a higher average debt level compared to 2020 related to new debt issuances in 2020 and 2021 coupled with a higher average cost of debt contributed to the 2021 increase in Interest expense, net of interest capitalized.
Equity investment loss decreased $3.2 million, or 2.3%, to a loss of $137.0 million in 2021 from a loss of $140.3 million in 2020 mainly as a result of a 2021 $26.0 million impairment charge of our investee's long-lived assets, compared to a $39.7 million impairment charge of equity investments in 2020 primarily for our investment in Grand Bahama Shipyard.
Other income (expense) was $66.8 million in 2021, compared to $(127.5) million in 2020. The $194.3 million change was primarily due to a $127.4 million year-over-year increase in the fair value of fuel swaps with no hedge accounting. Additionally, we recorded a deferred currency translation adjustment loss of $69.0 million in the quarter ended June 30, 2020 related to the 2016 sale of our majority interest in the Pullmantur brand. We recognized the deferred currency translation loss as we no longer have significant involvement in Pullmantur's operations. In June 2020, we terminated the agreements chartering our ships to the Pullmantur brand as a result of its reorganization filing under Spanish law. We also recognized $20.0 million of expense during the second quarter of 2020, approximating the estimated total cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of a settlement agreement with our joint venture partner as part of the brand's reorganization. The increases in Other income were partially offset by income reported in 2020 of $45.1 million for the change in contingent consideration payable to Heritage in 2020, which did not recur in 2021.
Other Comprehensive Income (Loss)
Other comprehensive income in 2021 was $63.5 million compared to Other comprehensive loss of $71.4 million in 2020. The change of $134.9 million, or 189.0%, was primarily due to a Gain on cash flow derivative hedges in 2021 of $48.5 million, compared to a Loss on cash flow derivative hedges of $110.1 million in 2020 primarily due to an increase in the fair value of our fuel swaps in 2021 compared to a decrease in 2020.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash

Net cash used in operating activities decreased $1.2 billion to $1.7 billion for the nine months ended September 30, 2021 compared to Net cash used in operating activities of $2.9 billion for the same period in 2020. Our gradual resumption of operations in 2021 and our announcement for the resumption of future operations has generated increased guest ticket collections, resulting in an increase of customer deposits of $1.0 billion during the nine months ended September 30, 2021, compared to a decrease of customer deposits of $(1.6) billion during the nine months ended September 30, 2020, while our global operations were suspended. The increase in customer deposits was offset by increased service expenses for certain ships in our fleet during the nine months ended September 30, 2021, reflecting our resumption of cruise operations globally and preparations for our announced sailings in the near term.
Net cash used in investing activities decreased $0.2 billion to $1.6 billion for the nine months ended September 30, 2021, compared to $1.8 billion for the same period in 2020. The decrease was primarily attributable to an increase in proceeds from the sale of property and equipment and other assets of $175.4 million during the nine months ended September 30, 2021 compared to 2020 and a decrease in cash paid on settlement of derivative financial instruments of $85.0 million, partially offset by an increase in capital expenditures of $81.0 million during the nine months ended September 30, 2021 compared to the same period in 2020.
Net cash provided by financing activities were $2.8 billion for the nine months ended September 30, 2021, compared to $7.5 billion for the same period in 2020. The decrease of $4.6 billion was primarily attributable to higher debt proceeds and issuance of commercial paper notes of $15.3 billion, during the nine months ended September 30, 2020, compared to the same period in 2021, offset by higher debt and commercial paper repayments of $8.6 billion during the nine months ended September 30, 2020, compared to the same period in 2021. Additionally during the nine months ended September 30, 2021, we received $1.6 billion in proceeds from common stock issuances compared to none during the same period in 2020.

Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations, which has resulted and may continue to result in delays of our previously contracted ship deliveries. As of September 30, 2021, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l'Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Muse-Class:
Silver Dawn	Fincantieri	4th Quarter 2021	600
Evolution Class:
Unnamed	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			47,860

In April 2019, we entered into an agreement with Chantiers de l’Atlantique to build the fifth Edge-class ship for Celebrity Cruises. The ship is expected to have an aggregate capacity of approximately 3,250 berths and is expected to enter service in the fourth quarter of 2025. The order with Chantiers de l’Atlantique is contingent upon completion of conditions precedent and financing.
In September 2021, we amended the credit agreements for the first and second Evolution-class ships to increase their maximum loan amounts by €175.6 million on an aggregate basis, or approximately $203.5 million based on the exchange rate at September 30, 2021. The increase in the loan amounts will finance ship design modifications that incorporate innovative sustainability features and additional premium cabins, increasing the capacity for each ship to 730 berths. At our election, interest on the incremental portion of Evolution 1 and Evolution 2 will accrue either (1) at a fixed rate of 4.34% and 4.38%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.99% and 1.03%, respectively.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2021, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $12.8 billion, of which we had deposited $784.8 million. Approximately 62.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2021.
Decreased demand for cruising as a result of concerns regarding COVID-19 has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020 and 2021 capital expenditures. As of September 30, 2021, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $2.1 billion for 2021. This amount does not include any ships on order by our Partner Brands.

Contractual Obligations
As of September 30, 2021, our contractual obligations were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$1,297,500	$31,647	$200,537	$164,846	$900,470
Interest on debt(2)	3,670,097	935,853	1,361,541	736,777	635,926
Other(3)	432,787	123,112	96,011	58,107	155,557
Investing Activities:	0
Ship purchase obligations(4)	10,282,754	2,682,967	4,796,104	2,803,683	—
Financing Activities:	0
Debt obligations(5)	20,642,096	924,453	10,140,513	4,983,076	4,594,054
Finance lease obligations(6)	197,407	32,291	27,808	8,187	129,121
Other(7)	20,128	9,435	10,693	—	—
Total	$36,542,769	$4,739,758	$16,633,207	$8,754,676	$6,415,128
(1)     We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2033 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2021. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2021.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $8.2 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations, which has resulted and may continue to result in delays of our previously contracted ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent. Additionally, amounts do not include activity related to Silversea Cruises, including ships placed on order, if any, during the three-month reporting lag period.

(5)    Amounts represent debt obligations with initial terms in excess of one year. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2021. In addition, debt obligations presented above are net of debt issuance costs of $359.1 million as of September 30, 2021.
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
In June of 2021, we exercised our option under our operating lease with SMBC Leasing and Finance, Inc (the "Lessor") to purchase Terminal A at PortMiami in July 2021 for the pre-agreed purchase price of $220.0 million. Upon purchase of the terminal lease in July 2021, the underlying asset was recorded as a leasehold improvement within Property and equipment, net. Our July 2021 purchase of the Port of Miami terminal eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral on or before July 18, 2021.
On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Secured Notes and Silversea Notes, which were fully repaid in June 2021 with a portion of the proceeds from the $650 million June Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes.
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, to maintain a reserve that can be satisfied by posting collateral. As of September 30, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $162.3 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are held in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $237.7 million. The amount and timing are dependent on future factors that are uncertain, such as the pace of resumption of our cruise operations, the volume of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
As of September 30, 2021, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
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
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2021, we had 10.3 billion of committed financing for final delivery installments on our ships on order.
As of September 30, 2021, we had $4.7 billion in contractual obligations due through September 30, 2022, of which approximately $0.9 billion relates to debt maturities, $0.9 billion relates to interest on debt and $2.7 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Silver Dawn, Wonder of the Seas and Celebrity Beyond.
As of September 30, 2021, we had liquidity of $4.1 billion, including $0.1 billion of undrawn revolving credit facility capacity, $3.3 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw at anytime prior to August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of September 30, 2021. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.

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
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and $6.3 billion of our export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period for our export credit facilities to the end of the fourth quarter of 2022.
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
The amendments impose a monthly-tested minimum liquidity covenant of $350 million. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of September 30, 2021, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months.
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
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the six consecutive quarters ending September 30, 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant developments or material changes since the date of our 2020 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. In the Havana Docks Action, we and the plaintiff have filed motions for summary judgment, which remain pending, and the trial has been scheduled for February 28, 2022. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. We believe that it is unlikely that the outcome of either action will have a material adverse impact to our financial condition, results of operations or cash flows. However, the outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
There is no assurance that our plan to resume operations will be successful and without material setbacks, including our ability to conduct sailings in consideration of the requirements and recommendations of regulatory agencies. It is possible that future COVID-19 outbreaks could occur onboard and, even if controlled and contained, it is uncertain as to whether we will need to suspend additional sailings and to what extent in such event. An outbreak could result in possible illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we may face challenges in executing our return to service plans as a result of new and evolving operating protocols, including the impact of state regulations and litigation regarding proof of passenger vaccination, and possible changes in regulations in the countries in which we operate and plan to operate.
Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. These measures also may negatively impact guest satisfaction. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.
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
If we are unable to satisfy the safety standards applicable to our sailings, our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and related regulatory guidance, it is difficult to predict the impact of further disruptions and their magnitude. In addition, we had never previously experienced a complete cessation of our cruising operations, and as a consequence, our ability to predict the impact of such a cessation on our brands and future prospects is limited and such impact is uncertain.
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
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising has adversely impacted our liquidity as we experienced a significant increase in refunds of customer deposits while cash inflows from new or existing bookings on future sailings was reduced sharply compared to pre-pandemic levels. As a result, we have taken actions to increase our liquidity through a combination of operating expense reductions during 2020, capital expense reductions and and financing activities. Refer to Note 7. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion of our 2021 financing activities.
We have agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until after the third quarter of 2022. Thereafter, in the event we declare a dividend or engage in stock repurchases we will need to repay the amounts deferred under our export credit facilities. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our $3.32 billion Secured Notes and Silversea Notes, which were fully repaid in June 2021 with the proceeds from the $650 million June Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on executive compensation, share buybacks, dividends, prepayment of debt and other restrictions until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any more such disaster relief would be available to us.
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
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time, it will have a long-term negative impact on our cash flows and our ability to meet our obligations cannot be guaranteed.
Our substantial debt could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of September 30, 2021, we had total debt of $20.8 billion. Our substantial debt could have negative consequences for us. For example, our substantial debt could require us to dedicate a large portion of our cash flows from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes; increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.

We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes and our 9.125% senior guaranteed notes due in 2023 (the “Unsecured Notes”) and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Unsecured Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. Our debt instruments also do not and will not prevent us from incurring liabilities that do not constitute “Indebtedness” as defined therein. In the event that we execute and borrow under the $700 million commitment available to draw on at any time prior to August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Unsecured Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of September 30, 2021, we have commitments for approximately $10.3 billion of debt to finance the purchase of 10 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, ten of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
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
We did not declare dividends on our common stock in the quarter ended September 30, 2021 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the six consecutive quarters ended September 30, 2021. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our debt deferral. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
Increased regulatory oversight, changes in the method pursuant to which the LIBOR rates are determined and potential phasing out of LIBOR after 2021 may adversely affect the value of a portion of our indebtedness.
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of September 30, 2021, we had approximately $7.0 billion of indebtedness that bears interest at variable rates. This amount represented approximately 32.5% of our total indebtedness. As of September 30, 2021, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2021 interest expense by approximately $16.4 million.
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
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, such as is currently being experienced under the impact of COVID-19, impacts affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors, could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of impairments, which could adversely affect our financial condition and operating results.
Price increases for commercial airline service for our guests or major changes or reductions in commercial airline service and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.
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
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. Due to the complex and evolving nature of the COVID-19 pandemic, we cannot predict the duration of the effect of the current pandemic, and the magnitude is dependent on the development of future events and responses from governments, other authorities, and individual consumers. Our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet and we may be subject to concerns that cruises are susceptible to the spread of infectious diseases such as COVID-19. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. These effects may extend beyond any resolution of the current COVID-19 pandemic through the distribution and roll-out of vaccines or effective therapeutic treatments, and the impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, the new operating protocols we are developing and any other health protocols we may develop or that may be required by law in the future in response to COVID-19, and related variants, or other infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, which will negatively impact our operations and expose us to reputational and legal risks.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, have affected and could continue to affect our reputation and impact our sales and results of operations.
Cruise ships, private destinations, port facilities and shore excursions operated and/or offered by us and third parties involve the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which may bring into question safety, health, security and vacation satisfaction and negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular, the safety, health and security of guests and crew and the media coverage thereof, including those related to the COVID-19 pandemic, have impacted and could continue to impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and our cash flows required for cash refunds of deposits as a result of the pause in our global fleet cruise operations, which may be prolonged, and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease such as COVID-19, over-tourism in key ports and destinations, and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media over recent years has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results from operations.
Natural disasters (e.g., earthquakes, volcanos, wildfires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and cause further disruption to our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.

Our reliance on shipyards, their subcontractors and our suppliers to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which, if realized, could adversely impact our business.
We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain, and upgrade our existing ships on a timely basis and in a cost-effective manner; and there are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships. As such, any disruptions affecting the newbuild or fleet modernization supply chain will adversely impact our business as there are limited substitutes.
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
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. Material increases in commodity and raw material prices, such as the recent escalation in steel pricing, and other cost pressures impacting the construction of a new ship, such as the cost of labor and financing, could adversely impact the shipyard’s ability to build the ship on a cost-effective basis. Shipyards, their subcontractors, and/or our suppliers may encounter financial, technical or design problems when doing these jobs. If materialized, these problems could impact the timely delivery or costs of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, delays, mechanical faults and/or unforeseen incidents may result in cancellation of cruises, or, in more severe situations, delays of new ship orders, or necessitate unscheduled drydocks. Such events could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of September 30, 2021, a total of 92 new ships with approximately 200,000 berths were on order for delivery through 2027 in the cruise industry, including 13 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
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
We rely on travel agencies to generate bookings for our ships. Accordingly, we must ensure that our commission rates and incentive structures remain competitive. If we fail to offer competitive compensation packages or fail to maintain our relationships, these agencies may be incentivized to sell cruises offered by our competitors to our detriment, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets. In addition, the travel agent industry is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions, such as those caused by the COVID-19 pandemic, or contractions in the industry could reduce the number of travel agencies available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations. Additionally, the strength of our recovery from suspended operations could be delayed if we are not aligned and partnered with key travel agencies.
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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics, information technology or transportation systems, including those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems, which are also affected by the COVID-19 pandemic. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
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
Some environmental groups also have generated negative publicity about the environmental impact of the cruise vacation industry and are advocating for more stringent regulation of ship emissions at berth and at sea. Growing environmental scrutiny of the cruise industry and any related measures could adversely impact our operations and financial results and subject us to reputational impacts and costs.
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
For the quarter ended September 30, 2021, approximately 88% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
There were no repurchases of common stock during the quarter ended September 30, 2021. As of September 30, 2021, the 24-month common stock repurchase program authorized by our board of directors on May 9, 2018 had expired. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 6. Exhibits

4.1
Indenture, dated August 19, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent and registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 19, 2021).

10.1
Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.*

10.2
Fourth Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.*

10.3
Fourth Supplemental Agreement relating to a secured credit facility for Hull No. M34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.*

10.4
Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.*

10.5
Amendment No. 3 in connection with the Credit Agreement in respect of Hull S-719, dated as of September 27, 2021, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto.*

10.6
Amendment No. 3 in connection with the Credit Agreement in respect of Hull S-720, dated as of September 27, 2021, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto.*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2021, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Loss for the quarters and nine months ended September 30, 2021 and 2020;
(ii)    the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ JASON T. LIBERTY
Jason T. Liberty
Executive Vice President, Chief Financial Officer
October 29, 2021	(Principal Financial Officer and duly authorized signatory)