Form 10-K
period 2021-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2022-03-01
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2021 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2021) held by those persons deemed by the registrant to be non-affiliates was approximately $21.7 billion. Shares of the registrant's common stock held by each executive officer and director and by each entity or person that, to the registrant's knowledge, owned 10% or more of the registrant's outstanding common stock as of June 30, 2021 have been excluded from this number in that these persons may be deemed affiliates of the registrant. This determination of possible affiliate status is not necessarily a conclusive determination for other purposes.
There were 255,002,771 shares of common stock outstanding as of February 24, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2022 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

ROYAL CARIBBEAN CRUISES LTD.

F-2

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and “Silversea Cruises” refer to our wholly owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises,” and “Hapag-Lloyd Cruises.” However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business.
General
We are one of the leading cruise companies in the world. We control and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), that operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). Together, our Global Brands and our Partner Brands operate a combined total of 61 ships in the cruise vacation industry with an aggregate capacity of approximately 140,855 berths as of December 31, 2021.
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
COVID-19
Return to Healthy Sailing
We have restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. By the end of December 2021, we operated 50 of our Global and Partner Brand ships, representing over 85% of our capacity, and we have carried approximately 1.3 million guests since we resumed operations.
Our return to service efforts incorporate our enhanced health and safety protocols, and the requirements of regulatory agencies, which has resulted in reduced guest occupancy, modified itineraries and vaccination protocols. We experienced service disruptions and cancelled several sailings in the first quarter of 2022 due to the impact from the Omicron variant ("Omicron"). Service disruptions have abated as COVID-19 cases have declined. Despite the service disruptions and cancellations, we believe the overall trajectory of our return to service remains unchanged. We expect that by the end of the first quarter of 2022, 53 out of 62 ships, including Wonder of the Seas, which was delivered in January 2022, will have been brought back to service. Additionally, we expect that the rest of the fleet will return to operations before the summer season. See Part II. Item 7. Management's Discussion and Analysis - Critical Accounting Policies and Estimates and Recent Developments: COVID-19, and Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details on the impact of COVID-19 on our financial condition and results of operations.
Our Global Brands
Our Global Brands include Royal Caribbean International, Celebrity Cruises, and Silversea Cruises. We believe our Global Brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands also offer similar itineraries as well as similar cost and revenue components. The itineraries of our Global Brands are subject to the phased resumption of our operations and local restrictions. In addition, our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.
Royal Caribbean International
Royal Caribbean International is the world's largest cruise brand. The brand competes in both the contemporary and premium segments of the cruise vacation industry and appeals to families with children of all ages, as well as both older and younger couples. Royal Caribbean International offers cruises and land destinations that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean

International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths generally ranging from one to 25 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean International operates 25 ships with an aggregate capacity of approximately 88,400 berths. Additionally, as of December 31, 2021, Royal Caribbean International had five ships on order with an aggregate capacity of approximately 28,200 berths, which consisted of two Oasis-class ships and the first three ships of a new generation, known as the Icon-class ships. The two Oasis-class ships include Wonder of the Seas, which was delivered in January of 2022, and our sixth Oasis-class ship, which is expected to be delivered in the second quarter of 2024. The Icon-class ships include Icon of the Seas, which is expected to be delivered in the third quarter of 2023, and the second and third Icon-class ships, which are expected to be delivered in the second quarters of 2025 and 2026, respectively.
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
Celebrity Cruises operates 14 ships with an aggregate capacity of approximately 29,215 berths. Additionally, as of December 31, 2021, Celebrity Cruises had two ships on order with an aggregate capacity of approximately 6,500 berths. These ships include two Edge-class ships, Celebrity Beyond and Celebrity Ascent, which are expected to be delivered in the second quarter of 2022 and in the fourth quarter of 2023, respectively. In addition, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship with capacity of approximately 3,250 berths, estimated for delivery in 2025, which is contingent upon completion of certain conditions precedent and financing.
Silversea Cruises
Silversea Cruise Holding Ltd. ("Silversea Cruises") is an ultra-luxury and expedition cruise line with smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea Cruises delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic with cruise itineraries generally ranging from five to 25 nights.
Silversea Cruises operates ten ships, with an aggregate capacity of approximately 3,950 berths, including the brand's newest ship, Silver Dawn, which was delivered in the fourth quarter of 2021 and is expected to commence revenue generating voyages in the second quarter of 2022. Additionally, as of December 31, 2021, Silversea Cruises had two ships on order with an aggregate capacity of approximately 1,460 berths. The Evolution-class ships are expected to be delivered in the second quarters of 2023 and 2024, respectively.
Azamara
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
TUI Cruises operates seven ships, with an aggregate capacity of approximately 17,700 berths. Additionally, as of December 31, 2021, TUI Cruises had three ships on order with an aggregate capacity of approximately 11,100 berths, that are expected to be delivered in the second quarter of 2024, the fourth quarter of 2024 and the second quarter of 2026, respectively.
Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships, with an aggregate capacity of approximately 1,590 berths. Hapag-Lloyd Cruises did not have any ships on order as of December 31, 2021. Refer to Note 7. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Industry
The cruising industry has been considered a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. As the industry proceeds with its resumption of operations, we believe that cruising will continue to be a popular vacation choice in the long-term due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities.
The Company and other industry participants voluntarily suspended operations in March of 2020 and gradually resumed operations in the second half of 2021, resulting in a limited number of operated cruises in 2020 and 2021. As a result, representative information of market penetration and other indicators are not meaningful for 2020 and 2021. For the five year period prior to 2020, industry data indicated that market penetration rates were still low and that a significant portion of cruise guests carried in those years were first-time cruisers. We believe this presents an opportunity for operational and financial recovery and long-term growth for the industry as it continues to resume operations.
The following table details industry market penetration rates for North America, Europe and Asia/Pacific for the five years prior to the impact of COVID-19 in 2020, computed based on the number of annual cruise guests as a percentage of the total population:

Year (1)	North America(2)(3)	Europe(2)(4)	Asia/Pacific(2)(5)
2015	3.36%	1.25%	0.08%
2016	3.43%	1.23%	0.11%
2017	3.56%	1.28%	0.15%
2018	3.87%	1.38%	0.16%
2019	3.89%	1.41%	0.20%
___________________________________________________________________
(1)Historically, we have reported annual comparable information for relevant comparisons to other periods. The 2020 suspension of global cruise operations as a result of COVID-19 and the gradual resumption of operations in 2021 do not allow for a meaningful comparison to prior years' information and as such the 2020 and 2021 data has been excluded from this table.
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

The global cruise fleet was served by a weighted average of approximately 579,000 berths during 2019 with approximately 354 ships at the end of 2019. As of December 31, 2021, there were approximately 78 ships on order with an estimated 183,000 berths that are expected to be placed in service in the global cruise market through 2027, not taking into account ships taken out of service or ordered during these periods. Cruise ships in the industry were taken out of service at an accelerated rate and new ship orders were deferred due to global cruise operation restrictions in 2020 and limited sailings in 2021 resulting from the COVID-19 pandemic. The global cruise industry carried approximately 30.0 million cruise guests in 2019 and approximately 28.5 million in 2018.
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
___________________________________________________________________
(1)Historically, we have reported annual comparable information for relevant comparisons to other periods. The 2020 suspension of global cruise operations as a result of COVID-19 and the gradual resumption of operations in 2021 do not allow for a meaningful comparison to prior years' information and as such the 2020 and 2021 data has been excluded from this table.
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

Competition
We compete with a number of cruise lines. Our principal competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises, and Regent Seven Seas Cruises; and Virgin Voyages. Cruise lines also compete with other vacation alternatives such as land-based resort hotels, internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time. The COVID-19 pandemic-related restrictions and general economic conditions have significantly affected companies within the vacation market which may result in a changed competitive landscape as we continue to return to service.
Operating Focus
Our principal operating strategies remain consistent with our historical strategies, yet have been affected by the impact that the COVID-19 pandemic has had, and continues to have, on our Company's operations. We continue to prioritize operating strategies that support the return of our full fleet into operations, the delivery of memorable vacation experiences to our guests, the healthy and safe return of global cruising for guests, crew and the communities visited, and the enhancement of our financial results and liquidity. We strive to execute these strategies in a socially and environmentally responsible manner, working with our various business and community partners as we build toward a more sustainable cruise industry.
Our Company's operating focus is as follows:
•deliver outstanding vacation experiences to our guests;
•protect the health, safety and security of our guests and employees;
•support the healthy return of cruising globally along with our industry partners, including national and local governments and regulators, the communities in which we operate, other cruise companies, shipyards, our guests and trade partners;
•strengthen our consumer engagement in order to enhance our revenues;
•focus on cost efficiency, adequate cash and liquidity, and manage our balance sheet, with the overall goals of sustaining our operations and being well positioned during our recovery, and, in the long-term, maximizing our return on invested capital and shareholder value;
•protect the environment in which our vessels and organization operate;
•invest in our workforce in order to better serve our global guest base and grow our business, and promote gender equality, diversity and inclusion;
•increase the awareness and market penetration of our brands globally;
•strategically invest in our fleet through the upgrade and maintenance of existing ships and the transfer of key innovations, while prudently expanding our fleet with new state-of-the-art cruise ships;
•capitalize on the portability and flexibility of our ships by deploying them into those markets and itineraries that provide opportunities to optimize returns, while continuing our focus on existing key markets;
•provide extraordinary destination experiences and state-of-the-art port facilities to our guests;
•continue to deploy technology capabilities and advanced uses of data and analytics to deliver innovative customer experiences as well as to create operational efficiencies that enhance employee satisfaction; and
•maintain strong relationships with travel advisors, which continue to be the principal industry distribution channel, while enhancing our consumer outreach programs.
Safety and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. Our efforts in these areas are managed by several departments within the Company that are responsible for maritime safety, global security, environmental stewardship and medical/public health activities; overseen by the Safety,

Environment, Sustainability and Health Committee of our board of directors and informed by a Maritime Advisory Board of experts. Refer to the Regulation - Safety and Security Regulations section below for further information.
Support the healthy return of cruising
We continue to work and collaborate with epidemiological and policy experts, health authorities and various governments around the globe to drive a healthy and safe return to cruising for guests, crew and the communities visited. We work in close partnership and communication with our contracted shipyards to work towards a safe and effective shipyard working environment in the midst of COVID-19. Refer to the Regulation - CDC COVID-19 Program for Cruise Ships Operating in U.S. Waters section below for further information.
We have established flexible cruise pricing and booking programs (e.g. Cruise with Confidence, Best Price Guarantee, COVID Protection Policy, and all-inclusive pricing) that present our guests with options and value as we continue our return to service. The travel advisor community has been a vital partner in our success, and we are committed to assist travel advisors during this challenging time with essential financial relief (e.g., the RCL CARES program).
Consumer engagement
We place a strong focus on identifying the needs of our guests and creating product features and innovations that our customers value. We are focused on the acquisition and targeting of high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.
We target customers at important consumer decision points and identify underlying needs for which guests are willing to pay a premium. We rely on various programs and technologies during the cruise-planning, cruising and after-cruise periods aimed at increasing ticket prices, onboard revenues and occupancy. We have and expect to strategically invest in onboard projects on our ships that we believe drive marketability, profitability and improve the guest experience.
Focus on cost efficiency, capital allocation, adequate cash and liquidity and managing of our balance sheet
We are focused on improving our cost structure to best position us during our recovery. We are leveraging our scale and shifting our resources behind our Royal Caribbean International, Celebrity Cruises and Silversea brands. We continue to focus on liquidity through cash flow optimization and additional financing sources while managing our balance sheet, with the goal of being well positioned during our recovery. Additionally, we agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until the end of the third quarter of 2022. In the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities.
We are focused on maintaining a strong liquidity position and a balanced debt maturity profile, while making progress on achieving an unsecured balance sheet, lowering interest expense, and reducing leverage. We believe these strategies enhance our ability to achieve our overall goal of maximizing our long-term shareholder value.
Protect the environment
We are focused on the environmental health of the marine environment and communities in which we operate. This includes reducing our carbon footprint through our Destination Net Zero strategy, our energy and carbon efficiencies included in the design of our new capacity, our ongoing energy management program on our existing fleet and the development of new technologies.
Destination Net Zero is our decarbonization strategy that focuses on how to achieve net zero emissions by 2050 and assessing the feasibility of establishing Science-Based Targets. Destination Net Zero’s four-pronged approach includes the modernization of our global brands fleet through the introduction of new energy-efficient and alternatively fueled vessels, continued investment in energy efficiency programs, development of alternative fuel and alternative power solutions, and optimized deployment and integration of strategic shore-based supply chains. We are in the early stages of developing our roadmap to achieve these goals. It is already clear that such a strategy will require new fuels that are not available today. Refer to Item 1A. Risk Factors - “Our sustainability activities, including environmental, social and governance (ESG) matters, could result in reputational risks, increased costs and other risks” for a discussion of the risks associated with our environmental initiatives.
Our long-term partnership with the World Wildlife Fund focuses on greenhouse gas reduction strategies, sustainable sourcing of food supplies, waste management, sustainable destinations and guest education on ocean conservation issues, which supports onboard conservation efforts such as our reduced use of plastics. We are also committed to assessing and managing potential impacts related to our operations in the communities in which we operate.

We believe in transparent reporting on our environmental and sustainability stewardship, as well as our social and governance efforts, and have annually published a Sustainability Report since 2008. This report, the current version of which is accessible on our corporate website, highlights our progress with regards to those environmental and social aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview, the report complies with the guidelines of the Global Reporting Initiative and the Sustainable Accounting Standards Board. Our corporate website also provides information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission. Refer to the Regulation - Environmental Regulations section below for further information.
Investing in our workforce and promoting equality, diversity and inclusion
We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Our ability to attract, engage, and retain key employees has been and will remain critical to our success.
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
Global awareness and market penetration
We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand and to broaden the awareness of the brand, especially among target groups. Our marketing strategies include the use of travel advisors, traditional media, mobile and digital media as well as social media, influencers and brand websites. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs.
We sell and market our Global Brands to guests outside of the United States and Canada through the combined efforts of internationally focused internal resources and a network of independent international representatives located throughout the world. While the majority of our guests for our Global Brands come from North America, we also sell and market our cruise brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.
Prior to the impact of COVID-19 in 2020, passenger ticket revenues generated by sales originating in countries outside of the United States were approximately 35% of total passenger ticket revenues in 2019, and 39% in 2018. International guests have grown from approximately 2.5 million in 2015 to approximately 2.6 million in 2019. Refer to Item 1A. Risk Factors - “Conducting business globally may result in increased costs and other risks” for a discussion of the risks associated with our international operations.
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
As of December 31, 2021, our Global Brands and Partner Brands have 12 ships on order. Refer to the Operations section below for further information on our ships on order. In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet while ensuring that we remain focused on the returns we generate on invested capital and maintaining a high level of discipline on capital spending and operating leverage.
During 2021, we sold the Azamara brand, which included three vessels: Azamara Journey, Azamara Quest and Azamara Pursuit.
Markets and itineraries
In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to deploy ships to new and stronger markets and itineraries throughout the world. The portability of our ships allows us to deploy our ships to meet demand within our existing and new cruise markets. We make deployment decisions generally 18 to 28 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model have made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.
Our ships offer a wide selection of itineraries that call on approximately 1,000 destinations in 120 countries, spanning all seven continents. We are focused on maximizing long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity has allowed us to expand into new markets and itineraries. Our brands have expanded their mix of itineraries while strengthening our ability to further penetrate the Asian and Australian markets. The acquisition of Silversea Cruises added more than 500 new destinations allowing us to expand and enhance our selection of exotic itineraries.
We have developed new and attractive itineraries that have allowed us to resume our operations on a staggered basis and in consideration of local restrictions. We are also responding quickly to changes in market demand, as observed in our new bookings.
Destination experiences and port facilities
In order to provide unique destination experiences to our guests, we have invested in our private land destinations. In 2018, we announced Perfect Day Island Collection, an initiative to develop a series of private island destinations around the world. The first island in the collection, Perfect Day at CocoCay, opened in Spring 2019 and includes a wide range of attractions, such as a full water park, zip line course, freshwater pools, helium balloon ride, splash pads and a beach club. As a result of the operational disruptions caused by the COVID-19 pandemic and in an effort to bolster our liquidity, we have delayed previously announced Perfect Day site openings and are reassessing their timing as well as the timing of our Royal Beach Club offering portfolio. We are also reassessing our investment in other destinations.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we have actively assisted or invested in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call. For instance, a new homeport cruise terminal of approximately 170,000 square feet was completed at Port Miami in Miami, Florida in 2018. We expect that our new homeport cruise terminal in Galveston, Texas will be completed in 2022.
Generally, we collaborate with local, private or governmental entities by providing management and/or financial assistance and often enter into long-term port usage arrangements. Our participation in these efforts is most often accomplished via investments with the relevant government authority and/or various other strategic partnerships established to develop and/or operate the port facilities, by providing direct development and management expertise or in certain limited circumstances, by providing direct or indirect financial support. In exchange for our involvement, we generally secure preferential berthing rights for our ships.
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
We have continued to integrate digital capabilities into our operations and have increased our focus in bringing in data analytics and artificial intelligence into our processes. For example, we continue to develop tools to enhance our guests' digital experience and grow onboard revenue, by making it easier for our guests to plan and maximize their next vacation through our apps. Also, we have continued the deployment of our innovative guest journey solutions across our fleet from online check-in to port embarkation to onboard cruise experience. At the same time, we are investing in shipboard operational technology to facilitate casino play, hotel maintenance, as well as the optimization of marine maintenance. In concert with our destination focus, our island technology solutions are now enabling our guests to remain connected with WiFi access, order food and beverage as well as take advantage of all the island based activities with the same ease as onboard our ships.
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
Travel advisor support and consumer outreach
Travel advisors continue to be a significant sourcing channel of ticket sales for our ships. We believe in the value of this distribution channel and invest in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to maintain competitive commission rates and incentive structures with the marketplace. We continuously work with travel advisors to sell upgrades and add-ons such as air and pre-cruise purchases to improve the retention and profitability of the channel. We provide brand dedicated sales representatives who serve as consultants to our travel partners. We also provide trained customer service representatives, call centers and online training tools.
At the onset of the COVID-19 pandemic, we launched the RCL CARES program which provided dedicated financial guidance as travel advisors navigated government relief benefits, including small business loans and the Paycheck Protection Program. As part of the RCL Cares program, we also launched our Pay it Forward program in February 2021, which made available interest free commercial loans for qualifying travel advisors to begin their recovery efforts.
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
We also have an Onboard Cruise Sales department to help guests book their next cruise vacations while onboard our ships.
Guest Services
We offer to handle virtually all travel aspects related to guest reservations and transportation, including arranging guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises and Silversea Cruises offer recognition and status upgrades to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 16.5 million members worldwide. Captain’s Club and Venetian Society have approximately 5.1 million members combined worldwide. Members are recognized through increasing membership status by accumulating cruise points or credits, depending on the brand, which may be redeemed on future sailings. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, members benefit from reciprocal membership benefits across all of our loyalty programs. Examples of the benefits available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary Internet, booklets with onboard discount offers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruise days. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.
Operations
Cruise Ships and Itineraries
As of December 31, 2021, our Global Brands and Partner Brands collectively operated 61 ships with a selection of worldwide itineraries that call on approximately 1,000 destinations.
The following table presents summary information concerning ships that we expect will be in our fleet in 2022 under our Global Brands and Partner Brands.
.

Ship	Year Ship Built	Year Ship In Service or Delivered, if after 2021(1)	Approximate Berths
Royal Caribbean International
Wonder of the Seas	2022	2022	5,700
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400
Brilliance of the Seas	2002	2002	2,150
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Beyond	2022	2022	3,250
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050

Ship	Year Ship Built	Year Ship In Service or Delivered, if after 2021(1)	Approximate Berths
Celebrity Silhouette	2011	2011	2,900
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Xploration	2007	2016	15
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2,150
Celebrity Xpedition	2001	2004	50
Celebrity Millennium	2000	2000	2,200
Silversea Cruises
Silver Dawn(3)	2021	2022	600
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	250
Silver Cloud	1994	1994	250
Silver Explorer	1989	2008	150
TUI Cruises
Mein Schiff 2(2)	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500
Mein Schiff 3	2014	2014	2,500
Mein Schiff Herz	1997	2011	1,900
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2019	2019	230
Europa 2	2013	2013	500
Europa	1999	1999	400

Total			149,805
__________________________________________________________________
(1)The year a ship entered service refers to the year in which the ship commenced cruise revenue operations for the brand. If after 2021, the date reflects the year of expected delivery into the brand.
(2)TUI Cruises' newbuild entered service as Mein Schiff 2 in February 2019 and the existing Mein Schiff 2 was renamed Mein Schiff Herz.
(3)Silver Dawn was delivered in 2021 and is expected to commence cruise revenue operations in the second quarter of 2022

As of December 31, 2021, our Global Brands and our Partner Brands have 12 ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, four are being built in France by Chantiers de l’Atlantique and two are being built in Italy by Fincantieri. As of December 31, 2021, the dates that the ships on order are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l’Atlantique	2nd Quarter 2022	3,250
Celebrity Ascent	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises —
Evolution-class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			47,260

__________________________________________________________________
In addition, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). Passengers Carried, Passenger Cruise Days, Available Passenger Cruise Days and Occupancy reflect the impact of our suspension of operations during parts of 2020 and 2021 due to the COVID-19 pandemic and the gradual resumption of operations during the second half of 2021:

	Year Ended December 31, (3)
	2021(1)(3)	2020(2)	2019 (2)	2018 (2)	2017
Passengers Carried	1,030,403	1,295,144	6,553,865	6,084,201	5,768,496
Passenger Cruise Days	5,802,582	8,697,893	44,803,953	41,853,052	40,033,527
Available Passenger Cruise Days (APCD)	11,767,441	8,539,903	41,432,451	38,425,304	36,930,939
Occupancy	49.3%	101.9%	108.1%	108.9%	108.4%
___________________________________________________________________
(1)    Due to the elimination of the Silversea Cruises three-month reporting lag in October of 2021, we include Silversea Cruises' metrics from October 1, 2020 through June 30, 2021 and October 1 through December 31, 2021 in the year ended December 31, 2021. The year ended December 31, 2021 does not include July, August, and September 2021 statistics as Silversea Cruises' results of operations for those months are included within Other (expense) income in our consolidated statements of comprehensive loss for the year ended December 31, 2021. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag.
(2) Due to the three-month reporting lag effective through September 30, 2021, we include Silversea Cruises' metrics from October 1, 2019 through September 30, 2020 in the year ended December 31, 2020, from October 1, 2018 through September 30, 2019 in the year ended December 31, 2019, and from August 1, 2018 through September 30, 2018 in the year ended December 31, 2018.
(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the sale of the Azamara Cruises brand.
Cruise Pricing
Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected and the time of year the cruise takes place. In response to COVID-19, we established flexible cruise pricing programs (i.e. Cruise with Confidence, Best Price Guarantee and all-inclusive pricing) that present our guests with options and value.
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
As our business has grown globally, our sale arrangements with travel advisors may vary. For instance, although our direct business has historically grown at a rapid pace, sale arrangements through travel advisor charter and group sales are proportionately higher in the China market than in our other markets which are primarily through retail agency and direct sales.
We have developed and implemented enhancements to our reservations system that provide us and our travel partners with additional capabilities, making it easier to do business with us. For example, we offer air transportation to our guests through our air transportation program available in major cities around the world.
Passenger ticket revenues accounted for approximately 61%, 68% and 72% of total revenues in 2021, 2020 and 2019, respectively.
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

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 39%, 32% and 28% of total revenues in 2021, 2020 and 2019, respectively.
Segment Reporting
We control and operate three cruise brands, Royal Caribbean International, Celebrity Cruises, and Silversea Cruises. In addition, we have a 50% joint venture interest in TUIC, our 50%-owned joint venture that operates the German brands TUI Cruises and Hapag-Lloyd Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our President and Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. (For financial information, see Item 8. Financial Statements and Supplementary Data.)
Human Capital
Our human capital strategy focuses on attracting, developing and retaining the best talent in the industry. Some key elements of these strategies include: assessing current and future talent needs; a diverse and inclusive workforce; robust opportunities for employee growth and development; support for health and well-being; and an active listening strategy to make sure voices are heard and continuous improvement occurs. We review our human capital metrics and our diversity equity and inclusion (DEI) program with the Talent and Compensation Committee of our Board of Directors on an annual basis.
As of December 31, 2021, our three global cruise brands, Royal Caribbean International, Celebrity Cruises, and Silversea Cruises, employed approximately 85,000 employees spanning across our shipboard fleet and shoreside locations. Our shoreside workforce, including private destinations, consisted of approximately 7,600 full time and 100 part-time employees. Our shipboard workforce consisted of 77,000 employees, and as of December 31, 2021, approximately 86% were covered by collective bargaining agreements.
The following table details the distribution of our workforce by employee type and region as of December 31, 2021:

Employee Type(1)	U.S. Based Employees	International Employees
Shoreside Operations	4,100	2,500
Shipboard Employees		77,000
Private Destinations(2)		1,100

(1)    Includes full time and part time employees.
(2)    Private Destinations includes Coco Cay, Labadee and Galapagos based employees.

As a global operation, we take great pride in the broad diversity of our workforce and the value it brings to our company. Our shoreside workforce is gender diverse with 53% female representation. Our shipboard workforce is comprised of employees from 130 plus countries. The majority of our shipboard workforce comes from the Philippines (28%), Indonesia (16%) and India (14%). Our shoreside workforce is primarily based out of the U.S. (62%), Philippines (17%), U.K. (5%), Mexico (5%), and China (3%).

The following table details the gender distribution of our workforce by employee location as of December 31, 2021:

Employee Location	Male	Female
Shoreside - U.S.	42%	58%
Shoreside - International	52%	48%
Shipboard	78%	22%

Our U.S. shoreside workforce is ethnically diverse with 54% comprised of non-White ethnic groups.

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	46%
Hispanic	38%
African American	11%
Asian	5%
Others(1)	—%
(1)    Others category is greater than 0% but less than 1%.
We offer a variety of learning and development programs to our workforce which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. In 2021, our workforce invested approximately 620,000 hours in learning programs across a variety of areas ranging from Ethics, Compliance, Data Analysis, Business Software and Tools, Finance/Accounting, Professional development, Project Management skills, Leadership and Safety/Security. In total, our workforce completed over 400,000 courses within our learning management systems. During 2021, we also coached over 500 leaders across our shipboard and shoreside populations (421 Shipboard; 110 Shoreside), as part of our plans for a healthy return to service.
During 2021, we focused on our global healthy return to sailing and on bringing our crew back on board our ships. As part of our healthy return to sailing, we determined to establish a highly vaccinated environment. We returned 37,000 crew from various countries and made vaccines available to all returning crew members through partnerships with various world governments. By the end of 2021, we operated 85% of our fleet's capacity, with 100% vaccinated crew back on board.
In the third quarter of 2021, we welcomed our shoreside employees back to our headquarters in Miami and other locations around the world. Employees returned to our offices with robust protocols that promote their health and safety. We continue to run our employee pulse surveys every quarter to understand and positively impact our employees’ experience. In 2021, our shoreside employee engagement scores remained high and above most global industry benchmarks.
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
Trademarks
We own a number of registered trademarks related to the Royal Caribbean International, Celebrity Cruises and Silversea Cruises cruise brands. The registered trademarks include the name “Royal Caribbean International” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Silversea Cruises” and its logo, and the names of various cruise ships, ship venues and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
We believe that we are in material compliance with all the regulations applicable to our ships and that we have all licenses necessary to conduct our business. Health, safety, security, environmental and financial responsibility issues are, and we believe will continue to be, an area of focus by the relevant government authorities in the United States and internationally. From time to time, various regulatory and legislative changes may be implemented that could impact our operations and subject us to increasing compliance costs in the future.
CDC COVID-19 Program for Cruise Ships Operating in U.S. Waters
Beginning in October 2020, our ships home porting or calling in U.S. ports operated under a Framework for Conditional Sailing Order (“CSO”) issued by the U.S. Centers for Disease Control and Prevention ("CDC") that permitted cruise ship passenger operations in U.S. waters subject to certain conditions and safety protocols. The CSO, which had been modified over time, expired on January 15, 2022. On February 9, 2022, the CDC published a COVID-19 program (the “Program”) for cruise vessels sailing in U.S. waters. Under the Program, persons traveling on cruise ships designated as “Highly Vaccinated” do not have to wear a mask in any areas onboard and are not subject to physical distancing protocols. Cruise lines may opt into the Program on a voluntary basis Cruise lines may also opt out at any time. We have voluntarily opted-in to the CDC’s Program beginning with sailings departing on or after February 25, 2022, and have designated all ships across our brands as “Highly Vaccinated” vessels. Going forward, the CDC may issue additional recommendations or requirements through technical instructions to the Program. We plan to continue to monitor and evaluate any further CDC guidance based on our assessment of then-current epidemiological conditions, and applicable health and safety protocols.

Safety and Security Regulations
Our ships are required to comply with international safety standards defined in the International Convention for Safety of Life at Sea (“SOLAS”), which, among other things, establish requirements for ship design, structural features, materials, construction, lifesaving equipment and safe management and operation of ships for guest and crew safety. The SOLAS standards are revised from time to time and incorporated in our ship design and operation, as applicable. The latest enhancements include the addition of the Polar Code which sets goal-based standards for ships operating in the polar region as well as damage stability requirements for new designs and operational measures for existing vessels. Compliance with these modified standards have not historically had a material effect on our operating costs. SOLAS incorporates the International Safety Management Code (“ISM Code”), which provides an international standard for the safe management and operation of ships and for pollution prevention. The ISM Code is mandatory for all vessels, including passenger vessel operators.
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
The MARPOL Regulations imposed reduced global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5% as of January 1, 2020, which was reduced from 3.5%. As we continue our gradual resumption of operations, we do not expect for this increased limitation to have a material impact to our results of operations largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered during or after 2014 with Advanced Emissions Purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet resulting in 70% of our fleet being equipped with AEP systems.
The MARPOL Regulations also establish special Emission Control Areas ("ECAs") with additional stringent limitations on sulfur emissions in these areas. There are four established ECAs that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the "Caribbean ECA"). Ships operating in these sulfur ECAs have been required to reduce their emissions sulfur content to 0.1%. This reduction has not had a significant impact on our results of operations to date due to the mitigating steps described above.
We continue to implement our AEP system strategy for both our ships on order and our existing fleet. As our new ships are delivered with AEP systems, or other mitigating technologies (Liquified Natural Gas ("LNG") fuels, fuel cells, etc.), and additional existing ships are retrofitted with AEP systems, they will provide us with additional operational and deployment flexibility.
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
In November of 2020, IMO approved amendments to the MARPOL convention that will require ships, beginning in 2023, to combine a technical and an operational approach (Energy Efficiency Existing Ship Index ("EEXI") and Carbon Intensity Indicator ("CII")) to reduce their carbon intensity in line with the ambition of the Initial IMO GHG Strategy which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. While there is still work to be completed ahead of these amendments being implemented, the approved framework for the EEXI amendment is not expected to have a material impact on our operations. However, the framework for CII could have a negative impact on our itinerary flexibility for certain of our ships depending on the final operational measures needed to comply.
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
The IMO Ballast Water Management Convention, which came into effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems by 2023. Compliance with this regulation has not had a material effect on our results of operations and we do not expect the continuing compliance with this regulation to have a material effect on our results of operations.
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
We are also required by the United Kingdom, Norway, Finland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds totaling approximately £124 million. Additionally, we were required by the Civil Aviation Authority to provide performance bonds totaling £18.5 million. The Norwegian Travel Guarantee Fund requires us to maintain performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland and the Baltics.
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
Application of Section 883 of the Internal Revenue Code
Royal Caribbean Cruises Ltd., Celebrity Cruises, Inc. and Silversea Cruises Ltd. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, receive income from sources within the United States. Silversea Cruises Ltd. and our United Kingdom tonnage tax company are classified as disregarded entities, or divisions for U.S. federal income tax purposes that may earn U.S. source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Faegre Drinker Biddle & Reath LLP, based on the representations and assumptions set forth in that opinion, Royal Caribbean Cruises Ltd., including Silversea Cruises Ltd., Celebrity Cruises Inc., and relevant ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because Royal Caribbean Cruises Ltd. and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a “publicly traded” corporation). If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
We believe that most of our income and the income of our ship-owning subsidiaries, is derived from or incidental to the international operation of a ship or ships and, therefore, is exempt from taxation under Section 883.
Regulations under Section 883 list activities that are not considered by the Internal Revenue Service to be incidental to the international operation of ships including the sale of air and land transportation, shore excursions and pre- and post-cruise tours. Our income from these activities that is earned from sources within the United States will be subject to U.S. taxation.
Taxation in the Absence of an Exemption Under Section 883
If Royal Caribbean Cruises Ltd., the operator of our vessels, Celebrity Cruises Inc., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to U.S. income taxation on a portion of their income derived from or incidental to the international operation of our ships.
Because Royal Caribbean Cruises Ltd. and Celebrity Cruises Inc. conduct a trade or business in the United States, Royal Caribbean Cruises Ltd., including Silversea Cruises Ltd., and Celebrity Cruises Inc. would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) on income which is effectively connected with our U.S. trade or business (generally only income from U.S. sources). In addition, if any of our earnings and profits effectively connected with our U.S. trade or business were withdrawn, or were deemed to have been withdrawn, from our U.S. trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. Royal Caribbean Cruises Ltd., which includes Silversea Cruises Ltd. for tax purposes, and Celebrity Cruises Inc. would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.

If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its U.S. source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.
Other United States Taxation
Royal Caribbean Cruises Ltd., which includes Silversea Cruises Ltd., and Celebrity Cruises Inc. earn U.S. source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.
State Taxation
Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the U.S. source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.
United Kingdom Income Taxation
During the year ended December 31, 2021, we operated 17 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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

Information About our Executive Officers
As of March 1, 2022, our executive officers are:

Name	Age	Position
Jason T. Liberty	46	President and Chief Executive Officer
Naftali Holtz	44	Chief Financial Officer
Michael W. Bayley	63	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	64	President and Chief Executive Officer, Celebrity Cruises
Roberto Martinoli	69	President and Chief Executive Officer, Silversea Cruises
Harri U. Kulovaara	69	Executive Vice President, Maritime
Laura Hodges Bethge	47	Executive Vice President, Shared Services Operations
R. Alexander Lake	50	Senior Vice President, Chief Legal Officer and Secretary
Henry L. Pujol	54	Senior Vice President, Chief Accounting Officer

Jason T. Liberty has served as President and Chief Executive Officer since January 2022. Mr. Liberty has held several roles since joining the Company in 2005. Most recently, Mr. Liberty served as Executive Vice President and Chief Financial Officer since 2017 and, prior to that, as Senior Vice President and Chief Financial Officer since 2013. Before his role as Chief Financial Officer, Mr. Liberty served as Senior Vice President, Strategy and Finance from 2012 through 2013; as Vice President of Corporate and Revenue Planning from 2010 through 2012; and as Vice President of Corporate and Strategic Planning from 2008 to 2010. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP. Mr. Liberty currently serves on the Board of Directors of WNS Holdings.
Naftali Holtz has served as Chief Financial Officer since January 2022. In his role as Chief Financial Officer, Mr. Holtz is responsible for overseeing the company’s financial planning and analysis, corporate strategy, treasury, corporate tax matters, investor relations, investments, internal audit, accounting and financial reporting. Prior to his role as Chief Financial Officer, Mr. Holtz served as senior vice president of finance, responsible for financial planning and analysis, risk management and treasury. Mr. Holtz worked for Goldman Sachs as a managing director and head of lodging and leisure investment banking before joining Royal Caribbean Group in 2019. Mr. Holtz is also a veteran of the Israeli Air Force.
Michael W. Bayley has served as President and Chief Executive Officer of Royal Caribbean International since December 2014. Prior to this, he served as President and Chief Executive Officer of Celebrity Cruises since August 2012. Mr. Bayley has been employed by Royal Caribbean for over 40 years, having started as an Assistant Purser onboard one of the Company’s ships. He has served in a number of roles including as Executive Vice President, Operations from February 2012 until August 2012. Other positions Mr. Bayley has held include Executive Vice President, International from May 2010 until February 2012; Senior Vice President, International from December 2007 to May 2010; Senior Vice President, Hotel Operations for Royal Caribbean International; and Chairman and Managing Director of Island Cruises.
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

Laura Hodges Bethge has served as Executive Vice President of Shared Services Operations since February 2022, where she is responsible for overseeing the Company’s safety, security and environment, risk management, supply chain, port operations, travel services, workplace solutions, and crew movement teams. She joined the Company in 2000 to lead the fleet accessibility program for Royal Caribbean and Celebrity Cruises, and she has since held several leadership roles within various areas of the business. Most recently, she served as Senior Vice President of Shared Services Operations from December 2020 to February 2022. Prior to that role, she served as Senior Vice President of Product Development for Royal Caribbean International from February 2020 to December 2020; Vice President of Customer Experience from April 2017 to February 2020; and Vice President of Market Development for China from October 2016 to April 2017.
R. Alexander Lake has served as Chief Legal Officer and Secretary of the Company since June 2021, in which role he has global responsibility for the Company's legal and compliance functions. Mr. Lake joined the Company from World Fuel Services Corporation, a global energy services company, where he spent over 17 years leading the legal, regulatory and compliance areas, serving most recently as Executive Vice President, Chief Legal Officer and Corporate Secretary from 2017 to 2021. Prior to World Fuel Services, Mr. Lake served as Assistant General Counsel at America Online Latin America, Inc. and practiced as a corporate lawyer in leading law firms in New York and Miami.
Henry L. Pujol has served as Senior Vice President, Chief Accounting Officer of the Company since May 2013. Mr. Pujol originally joined Royal Caribbean in 2004 as Assistant Controller and was promoted to Corporate Controller in May 2007. Before joining Royal Caribbean, Mr. Pujol was a Senior Manager at the international public accounting firm of KPMG LLP.

Item 1A. Risk Factors
The risk factors set forth below and elsewhere in this Annual Report on Form 10-K are important factors that could cause actual results to differ from expected or historical results. It is not possible to predict or identify all such risks. There may be additional risks that we consider not to be material, or which are not known, and any of these risks could affect our operations. The ordering of the risk factors set forth below is not intended to reflect a risk's potential likelihood or magnitude. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for a cautionary note regarding forward-looking statements.
COVID-19 and Financial Risks
The COVID-19 pandemic has had, and continues to have, a material adverse impact on our business, results of operations and liquidity. The global spread of COVID-19, the unprecedented responses by governments and other authorities to control and contain the disease, including related variants and challenges to global vaccination efforts, have caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak and the occurrence and spread of related variants. Examples of these include, but are not limited to, cruising advisories and required or voluntary travel restrictions, that resulted in the temporary suspension of our Global Brands' operations, from which we have resumed limited operations; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders; and disruptions to businesses in our supply chain. In addition to the restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is evolving and difficult to predict. As such, these impacts may persist for an extended period of time or even become more pronounced, even as we resume operations.
The COVID-19 pandemic also has elevated risks affecting significant parts of our business:
• Operations: While we have restarted our global cruise operations in a phased manner, following the March 2020 suspension of our global cruise operations, there is no assurance that our plan to resume operations will be successful. It is possible that future COVID-19 cases could occur onboard and, even if controlled and contained, it is uncertain whether we will need to suspend additional sailings and to what extent in such event. Onboard cases have resulted in illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we may face challenges in executing our return to service plans as a result of new and evolving operating protocols, including due to state laws regarding proof of vaccination requirements and related litigation, and possible changes in regulations in the countries in which we operate and plan to operate.
Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. These measures also may negatively impact guest satisfaction. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. In addition, there is no guarantee that the vaccines will be effective. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.
Our previous suspension of sailings and our gradual resumption of operations has led to a significant decline in our revenues and cash inflows, which required us to take cost and capital expenditure containment actions. Consequently, we reduced and furloughed some of our workforce, with approximately 23% of our U.S. shoreside employee base being impacted in 2020. Our ships and our shipboard crew are gradually being notified about new assignments as operations resume over time. We may be challenged in rebuilding the rest of our workforce which could delay our phased resumption of operations. In addition, we have reduced our planned capital spending through 2022, which may negatively impact or delay our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. We also have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners.
If we are unable to satisfy the safety standards applicable to our sailings, our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and related regulatory landscape, it is difficult to predict the impact of further disruptions and their magnitude. In addition, we have never previously experienced a complete cessation of our cruising operations or a subsequent phased resumption of operations, and as a consequence, we are unable to predict the precise impact of such a cessation or phased resumption of operations on our brands and future prospects.
•Results of Operations: Our suspensions of sailings have materially impacted the results of our operations. We have incurred and will continue to incur significant costs as we accommodate passengers due to cancelled sailings. In addition, we have incurred and will likely continue to incur significant overhead costs associated with the return to service of our fleet and enhanced COVID-19 related cleaning, testing, vaccination and other mitigation procedures. We may experience volatility in demand for cruising for an indeterminable length of time due to the uncertain nature of the COVID-19 pandemic and ongoing concerns about health and safety, and we cannot predict when we will return to pre-pandemic demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: The suspension of our sailings and the reduction in demand for future cruising adversely impacted our liquidity, and we have continued to experience higher than historical levels of refunds of customer deposits, while cash inflows from new or existing bookings on future sailings are below pre-pandemic levels. As a result, we have taken actions to increase our liquidity through a combination of operating and capital expense reductions and increased financing activities. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further discussion of our 2021 financing activities.
We have agreed with certain of our lenders that we will not pay dividends or engage in stock repurchases until after the third quarter of 2022. Thereafter, in the event we declare a dividend or engage in stock repurchases we will need to repay the amounts deferred under our export credit facilities. On February 25, 2021, S&P Global further downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our Senior Secured Notes which were partially repaid in August 2021, and Silversea Notes, which were fully repaid in June 2021 with the proceeds from the $650 million June Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes. Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we continue to raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our ordinary shares. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. Further, if any government agrees to provide us with disaster relief assistance, or other assistance due to the impacts of the COVID-19 pandemic, and we determine it is beneficial to seek such government assistance, it may impose restrictions on share buybacks, dividends, prepayment of debt, executive compensation or other areas of our business until the aid is repaid or redeemed in full, which could significantly limit our corporate activities and adversely impact our business and operations. We cannot assure you that any such disaster relief would be available to us.
We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, such as the COVID-19 pandemic, negatively affects our operating cash flows. We had net cash outflows from operations for the twelve months ended December 31, 2021. As result of the COVID-19 pandemic and the resulting suspension of our operations, we have experienced credit rating downgrades, which may reduce our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of, debt financing.
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our financial obligations.
Our substantial debt requires a significant amount of cash to service and could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2021, we had total debt of $21.1 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
Our ability to make future scheduled payments on our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control, such as the disruption caused by the COVID-19 pandemic. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.
Our substantial debt could also result in other negative consequences for us. For example, it could increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may be in the future) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our 10.875% and 11.5% senior secured notes due 2023 and 2025, respectively (the “Secured Notes”), and our 9.125% senior guaranteed notes due 2023 (the “Priority Guaranteed Notes”) and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Unsecured Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. In the event that we execute and borrow under the $700.0 million commitment available to draw on at any time prior to August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Unsecured Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of December 31, 2021, we have commitments for approximately $10.0 billion of debt to finance the purchase of 9 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. In addition, both our export credit facilities and our non-export credit facilities contain covenants that will, once our current waivers expire, require us, among other things, to maintain a specified minimum fixed charge coverage ratio and limit our net debt-to-capital ratio. In addition, our ECA facility amendments also require us to maintain minimum liquidity and a minimum stock holders' equity. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further discussion on our covenants and existing waivers.
All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in certain of our debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under such indebtedness and certain of our other debt instruments, and the relevant debt holders or lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our liquid assets may be insufficient to repay in full such indebtedness. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
In addition, our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our non-ECA and ECA facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade, which would require us to offer to repurchase our public debt securities in the event of such change of control.
If we elect to settle conversions of our convertible notes in shares of our common stock or a combination of cash and shares of our common stock, conversions of our convertible notes will result in dilution for our existing shareholders.
We have an aggregate principal amount of $1.725 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to March 15 and August 15, 2023, our convertible notes issued June 2020 and October 2020, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes in shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders.
We did not declare quarterly dividends on our common stock in 2021 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the year ended December 31, 2021. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter of 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our debt deferral. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
Increased regulatory oversight, and the phasing out of LIBOR may adversely affect the value of a portion of our indebtedness.
The publication of certain LIBOR settings ceased after December 31, 2021, and uncertainty regarding alternative reference rates remains as many market participants await a wider adoption of replacement products prior to the cessation of the remaining USD LIBOR tenors (currently scheduled for June 30, 2023). When LIBOR ceases to exist, the level of interest payments on the portion of our indebtedness that bears interest at variable rates might be affected if we, the agent, and/or the lenders holding a majority of the outstanding loans or commitments under such indebtedness fail to amend such indebtedness to implement a replacement rate. Regardless, such replacement rate will give due consideration to any evolving or then-existing conventions for similar credit facilities, which may result in different than expected interest payments.
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
In addition to health and safety concerns, demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues. Given the global nature of our business, we are exposed to many different economies, and our business could be hurt by challenging conditions in any of our markets. Additionally, the continued impact of COVID-19 on the financial markets is uncertain and we cannot predict its effect on geopolitical events and/or international trade policies as countries attempt to mitigate the impact of the pandemic and as they re-open their economies or re-implement lockdown measures.
Our operating costs could increase due to market forces and economic or geopolitical factors beyond our control.
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be and have been subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including the global inflationary pressures that we are currently experiencing and that have increased our operating costs. In connection with the COVID-19 pandemic, we've incurred increased operating costs, including as a result of rerouting itineraries due to ports closing or not accepting passengers. Increases in these operating costs could adversely affect our future profitability.
Any further impairment of our goodwill, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment (such as is currently being experienced due to the impact of COVID-19), conditions affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of impairments, which could adversely affect our financial condition and operating results. Refer to Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations number for further comments on impairments.
Price increases for commercial airline services for our guests or major changes or reduction in commercial airline services and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.
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
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results of operations.
Disease outbreaks and increased concern related to illness when travelling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to increased concerns that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases such as COVID-19. In response to disease outbreaks our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, the new operating protocols we are developing and any other health protocol we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, have affected and could continue to affect our reputation and impact our sales and results of operations.
Cruise ships, private destinations, port facilities and shore excursions operated and/or offered by us and third parties may be susceptible to the risk of accidents, illnesses, mechanical failures, environmental incidents and other incidents which could bring into question safety, health, security and vacation satisfaction and negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof, including those related to the COVID-19 pandemic, have impacted and could continue to impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease such as COVID-19, over-tourism in key ports and destinations and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results of operations.
Natural disasters (e.g. earthquakes, volcanos, wildfires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We are often forced to alter itineraries and occasionally cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and disrupt our operations or make certain destinations less desirable or unavailable, impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
Our sustainability activities, including environmental, social and governance (ESG) matters, could result in reputational risks, increased costs and other risks.
Customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate ESG practices and on the implications and social cost of their investments, which could cause us to incur additional costs and changes to our operations. If our ESG practices or disclosures do not meet investor or industry stakeholders' evolving expectations and standards, our customer, employee and supply chain vendor retention, and our brands and reputation, may be negatively impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, which could increase our operating costs and affect our results of operations and financial condition.
In addition, from time to time, we communicate certain initiatives regarding climate change, and other ESG matters. We could fail or be perceived to fail to achieve such initiatives, which may negatively affect our reputation. The future adoption of new technology or processes to achieve the initiatives could also result in the impairment of existing assets.
Our reliance on shipyards, their subcontractors and our suppliers to implement our newbuild and ship upgrade programs and to repair and maintain our ships exposes us to risks which could adversely impact our business.
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
The COVID-19 pandemic has led to suspensions and/or slowdowns of work at certain shipyards, which impacts our ability to construct new ships when and as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. The effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers have resulted in delays in our previously scheduled ship deliveries. Variations from our plan could have a significant negative impact on our business operations and financial condition.
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. Material increases in commodity and raw material prices, and other cost pressures impacting the construction of a new ship, such as the cost of labor and financing, could adversely impact the shipyard’s ability to build the ship on a cost-effective basis. We may be impacted if shipyards, their subcontractors, and/or our suppliers encounter financial difficulties, supply chain, technical or design problems when building or repairing a ship. If materialized, these problems could impact the timely delivery or cost of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, delays, mechanical faults and/or unforeseen incidents may result in cancellation of cruises or delays of new ship orders or necessitate unscheduled drydocks. Such events could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2021, a total of 78 new ships with approximately 183,000 berths were on order for delivery through 2027 in the cruise industry, including 12 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
In addition, to the extent that we or our competitors deploy ships to a particular itinerary/region and the resulting capacity in that region exceeds the demand, it may negatively affect our pricing and profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets.
Unavailability of ports of call may adversely affect our results of operations.
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments and local governmental regulations. In light of the COVID-19 pandemic, port availability could also be subject to immediate change depending on local and/or onboard disease cases or other government restrictions as well as to limited availability during the resumption of operations. Higher fuel costs also may adversely impact the destinations on certain of our itineraries as they become too costly to include.
In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations. In certain destinations, countermeasures to limit the volume of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers. Potential restrictions in ports and destinations, such as Venice, Barcelona or Key West, could limit the itinerary and destination options we can offer our passengers going forward.
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
We face significant competition from other cruise lines on the basis of cruise pricing, travel advisor preference and also in terms of the nature of ships, services and destinations that we offer to guests. Our principal competitors within the cruise vacation industry include Carnival Corporation & plc, which owns, among others, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; and Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises and Regent Seven Seas Cruises. Our revenues are sensitive to the actions of other cruise lines in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but also on overall industry revenues.
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
Our goals are to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions across a broad scope of investment options with varying return profiles and time horizons for value realization. These include significant capital investment decisions such as ordering new ships, upgrading our existing fleet, enhancing our technology and/or data capabilities and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. For example, our ownership and operation of older tonnage, in particular during the business disruption caused by COVID-19, has resulted in impaired asset values due to expected returns that we will not be able to recover.
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
We have invested, either directly or indirectly through joint ventures and partnerships, in a growing portfolio of key land-based projects including port and terminal facilities, private destinations and multi-brand destination projects. These investments can increase our exposure to certain key risks depending on the scope, location, and the ownership and management structure of these projects. These risks include susceptibility to weather events, exposure to local political/regulatory developments and policies, logistical challenges and human resource and labor risks and safety, environmental, and health risks, including challenges posed by the COVID-19 pandemic and its effects locally where we have these projects and relationships.
Our reliance on travel advisors to sell and market our cruises exposes us to certain risks which could adversely impact our business.
We rely on travel advisors to generate bookings for our ships. Accordingly, we must maintain competitive commission rates and incentive structures. If we fail to offer competitive compensation packages or fail to maintain our relationships, these agencies may be incentivized to sell cruises offered by our competitors, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets. In addition, the travel advisor community is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions, such as those caused by the COVID-19 pandemic, or contractions in the industry could reduce the number of travel advisors available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations. Additionally, the strength of our recovery from suspended operations could be delayed if we are not aligned and partnered with key travel advisors.
Business activities that involve our co-investments with third parties may subject us to additional risks.
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures become bankrupt or otherwise lack the financial resources to meet their obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities have also presented managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Due to the COVID-19 pandemic, Pullmantur S.A. filed for reorganization under the terms of the Spanish insolvency laws. The Company may be required to continue to provide funding for these affiliated entities and it is unclear when and to what extent these entities will fully resume operations and our ability to provide such funding will be limited by the level and terms of our outstanding indebtedness. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures if and when they resume operations, or their use of capital and other key factors to their results of operation which could adversely affect our investments and impact our results of operations.
Past or pending business acquisitions or potential acquisitions that we may decide to pursue in the future carry inherent risks which could adversely impact our financial performance and condition.
The Company, from time to time, has engaged in acquisitions and may pursue acquisitions in the future, which are subject to, among other factors, the Company’s ability to identify attractive business opportunities and to negotiate favorable terms for such opportunities. Accordingly, the Company cannot make any assurances that potential acquisitions will be completed timely or at all, or that if completed, we would realize the anticipated benefits of such acquisitions. Acquisitions also carry inherent risks such as, among others: (i) the potential delay or failure of our efforts to successfully integrate business processes and realizing expected synergies; (ii) difficulty in aligning procedures, controls and/or policies; and (iii) future unknown liabilities and costs that may be associated with an acquisition. In addition, acquisitions may adversely impact our liquidity and/or debt levels, and the recognized value of goodwill and other intangible assets can be negatively affected by unforeseen events and/or circumstances, which may result in an impairment charge. Any of the foregoing events could adversely impact our financial condition and results of operations.
We rely on supply chain vendors and third-party service providers who are integral to the operations of our businesses. These vendors and service providers are also affected by COVID-19 and may be unable or unwilling to deliver on their commitments or may act in ways that could harm our business.
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution and/or disruptions in third-party logistics or transportation systems, including those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations.
In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems, all of which are also affected by the COVID-19 pandemic. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
The potential unavailability of insurance coverage, an inability to obtain insurance coverage at commercially reasonable rates or our failure to have coverage in sufficient amounts to cover our incurred losses may adversely affect our financial condition or results of operations.
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally obtain insurance based on the cost of an asset rather than replacement value, and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or other business interruption. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. We do not carry business interruption insurance and accordingly we have no insurance coverage for loss of revenues or earnings from our ships or other operations. Accordingly, we are not protected against all risks and cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident.
We are members of four Protection and Indemnity (“P&I”) clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis, and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers. Certain liabilities, costs, and expenses associated with COVID-19 cases identified on or traced to our vessels are eligible for insurance coverage under our participation in these P&I clubs.
We cannot be certain that insurance and reinsurance coverage will be available to us and at commercially reasonable rates in the future or at all or, if available, that it will be sufficient to cover potential claims. Additionally, if we or other insureds sustain significant losses, the result may be higher insurance premiums, cancellation of coverage, or the inability to obtain coverage. The COVID-19 pandemic, for example, depending on its duration and the associated insurance claims volumes, may potentially impact the insurance markets we rely on for coverage and could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages. Such events could adversely affect our financial condition or results of operations.
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
Provisions of our Articles of Incorporation, By-Laws and Liberian law could inhibit a change of control and may prevent efforts by our shareholders to change our management.
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
Compliance and Regulatory Risks
Changes in U.S. or other countries’ foreign travel policy have affected, and may continue to affect our results of operations.
Changes in U.S. foreign policy have in the past and could in the future result in the imposition of travel restrictions or travel bans on U.S. persons to certain countries or result in the imposition of travel advisories, warnings, rules, regulations or legislation exposing us to penalties or claims of monetary damages. In addition, some countries have adopted restrictions against U.S. travelers, and we currently cannot predict when those restrictions will be eased. The timing and scope of these changes and regulations can be unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability.
Environmental, labor, health and safety, financial responsibility and other maritime regulations and measures could affect operations and increase operating costs.
The U.S. and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g. IMO 2020), that could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful over the long term.
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts, both internationally and in the U.S., are still developing, and we cannot yet determine what the final regulatory programs or their impact will be. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs.
In addition, we are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, discharge from our ships, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, and financial responsibilities to our guests. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world. This could result in the enactment of more stringent regulation of cruise ships that could subject us to increasing compliance costs in the future and may increase our exposure, if any, to environmental-related litigation.
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
A change in our tax status under the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our results of operations.
Royal Caribbean Cruises Ltd. and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the U.S. In connection with the year end audit, each year, Faegre Drinker Biddle & Reath LLP, our U.S. tax counsel, delivers to us an opinion, based on certain representations and assumptions set forth in it, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of ships.
Our ability to rely on Section 883 could be challenged or could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia or the Bahamas, such that they no longer qualify as equivalent exemption jurisdictions, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
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
We are not a U.S. corporation and, as a result, our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.
Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the U.S. However, there are very few judicial cases in Liberia interpreting the Business Corporation Act of Liberia. While the Business Corporation Act of Liberia provides that it is to be applied and construed to make the laws of Liberia, with respect of the subject matter of the Business Corporation Act of Liberia, uniform with the laws of the State of Delaware and other states with substantially similar legislative provisions (and adopts their case law to the extent it is non-conflicting), there have been few Liberian court cases interpreting the Business Corporation Act of Liberia, and we cannot predict whether Liberian courts would reach the same conclusions as United States courts. We understand that legislation has been proposed but not yet adopted by the Liberian legislature which amends the provisions regarding the adoption of non-Liberian law to, among other things, provide for the adoption of the statutory and case law of Delaware and not also states with substantially similar legislative provisions, and potentially provide the courts of Liberia discretion in application of non-statutory corporation law of Delaware in cases when the laws of Liberia are silent. The right of shareholders to bring a derivative action in Liberian courts may be more limited than in U.S. jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia, and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our shareholders may have more difficulty challenging actions taken by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.
General Risk Factors
Conducting business globally may result in increased costs and other risks.
We operate our business globally, which exposes us to a number of risks, including increased exposure to a wider range of regional and local economic conditions, volatile local political conditions, potential changes in duties and taxes, including changing and/or uncertain interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, port quality and availability in certain regions, U.S. and global anti-bribery laws and regulations, imposition of trade barriers and restrictions on repatriation of earnings.
Our future growth strategies increasingly depend on the growth and sustained profitability of international markets. Factors that will be critical to our success in these markets include our ability to continue to raise awareness of our products and our ability to adapt our offerings to best suit rapidly evolving consumer demands. This risk is further heightened by the COVID-19 pandemic, as authorities in many of these markets have implemented numerous measures to contain the spread and impact of COVID-19, such as travel bans and restrictions, shelter-in-place/stay-at-home orders, and other limitations on business activity, including business closures. In addition, these measures could change unpredictably and/or could be scaled up or down in response to evolving intensity or resurgence of COVID-19 and related variants in or around these markets. The execution of our planned growth strategies is dependent on meeting the governmental and regulatory measures and policies in each of these markets. Our ability to realize our future growth strategy is highly dependent on our ability to satisfy country-specific policies and requirements in order to return to service, as well as meet the needs of region-specific consumer preferences as services come back online. These factors may cause us to reevaluate some of our international business strategies.
Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. These legal and regulatory requirements and standards may change in response to the COVID-19 pandemic, and there may be greater uncertainty as to the interpretation and enforcement of applicable laws and regulations, including those introduced in response to the COVID-19 pandemic. We cannot guarantee consistent interpretation, application, and enforcement of rules and regulations put in place in response to the COVID-19 pandemic, which could place limits on our operations or increase our costs, as well as negatively impact our future growth strategies in our key growth markets. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate properly adhere to applicable laws and regulations. In addition, we may be exposed to the risk of penalties and other liabilities if we fail to comply with all applicable legal and regulatory requirements introduced in response to the COVID-19 pandemic, which may be subject to frequent and rapid change. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our results of operations and cash flows.
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
The terms of our existing debt financing gives, and any future preferred equity or debt financing may give, holders of any preferred securities or debt securities rights that are senior to rights of our common shareholders.
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2021, we had approximately $7.4 billion of indebtedness that bears interest at variable rates. This amount represented approximately 34.3% of our total indebtedness. As of December 31, 2021, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2022 interest expense by approximately $48.7 million.
Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar. In addition, any significant increase in fuel prices could materially and adversely affect our business as fuel prices impact not only our fuel costs, but also some of our other expenses, such as crew travel, freight, and commodity prices. Mandatory fuel restrictions may also create uncertainty related to the price and availability of certain fuel types potentially impacting operating costs and the value of our related hedging instruments.
The loss of key personnel, our inability to recruit or retain qualified personnel, or disruptions among our shipboard personnel could adversely affect our results of operations.
Our success depends, in large part, on the skills and contributions of key executives and other employees and on our ability to recruit, develop and retain high quality personnel as well as having adequate succession plans and back-up operating plans for when critical executives are unable to serve. As demand for qualified personnel in the industry grows, we must continue to effectively recruit, train, motivate and retain our employees, both shoreside and on our ships, in order to effectively compete in our industry, maintain our current business and support our projected global growth.
We are experiencing difficulty in recruiting and retaining qualified personnel as a result of COVID-19, the reduction in our workforce during our suspension of cruise operations, general macroeconomic conditions and a competitive labor market. Our ability to rehire crew may be negatively impacted by increasing demands related to our health and safety protocols, including vaccine requirements, and by a reduced labor supply as previous crew may have obtained alternative employment during our suspension of cruise operations. A prolonged shortage of qualified personnel and/or increased turnover could decrease our ability to operate our business in an optimal manner. The shortage and competitive labor market may result in increased costs if we need to hire temporary personnel, and/or increased wages and/or benefits in order to attract and retain employees, all of which may negatively impact our results of operations.
As of December 31, 2021, approximately 86% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
If we are unable to keep pace with developments in technology, including technology in response to the COVID-19 pandemic, our operations or competitive position could become impaired.
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
In response to COVID-19, we have relied on technology to assist with mitigating the risk of COVID-19 for our passengers and crew. For example, we have deployed our patented eMuster technology across our fleet in an effort to minimize congregate settings onboard. Additionally, on certain vessels we have deployed our patented contact tracing technology in an effort to quickly identify close contacts of cases onboard. As this technology continues to develop we may be faced with technical constraints or development decisions. We may be unable to obtain appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, or a failure or obsolescence in the technology that we do adopt, could adversely affect our results of operations.
We are exposed to cyber security attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security.
We are subject to cyber security attacks. These cyber attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks, and communications for economic gain or with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The frequency and sophistication of, and methods used to conduct, these attacks, have increased over time.
A successful cyber security attack may target us directly, or it may be the result of a third party’s inadequate care, or resulting from vulnerabilities in licensed software. In either scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our brand reputation, and expose us to increased risks of governmental investigation, litigation, fines, and other liability, any of which could adversely affect our business. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in technology, personnel, monitoring and other investments.
We are also subject to various risks associated with the collection, handling, storage, and transmission of sensitive information. In the regular course of business, we collect employee, customer, and other third-party data, including personally identifiable information and individual payment data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cyber security attacks and the aforementioned risks. In addition, we are subject to federal, state, and international laws relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. Those laws include, among others, the European Union General Data Protection Regulation and regulations of the New York State Department of Financial Services and similar state agencies that impose additional cyber security requirements as a result of our provision of certain insurance products. Complying with these and other applicable laws has caused, and may cause, us to incur substantial costs or require us to change our business practices, and our failure to do so may expose us to substantial fines, penalties, restrictions, litigation, or other expenses and adversely affect our business. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability and could limit our use and disclosure of such information.
While we continue to evolve our cyber security practices in line with our business’ reliance on technology and the changing external threat landscape, and we invest time, effort, and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or defending from all cyber security attacks impacting our operation. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
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
We also operate two private destinations which we utilize as ports-of-call on certain itineraries: (i) an island we own in the Bahamas that we call CocoCay; and (ii) Labadee, a secluded peninsula that we lease on the north coast of Haiti.
Item 3.    Legal Proceedings
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. In the Havana Docks Action, we and the plaintiff have filed motions for summary judgment, which were heard by the Court in January 2022. The Havana Docks Action is scheduled for trial on May 23, 2022. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. The outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
We are also routinely involved in claims typical within the travel and tourism vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 4.    Mine Safety Disclosures
None.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL."
Holders
As of February 24, 2022, there were approximately 1,267 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. In connection with securing various financial covenant waivers, we agreed with certain of our lenders not to pay dividends until the end of the third quarter of 2022. In addition, in the event we thereafter declare a dividend, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with them during 2020 and 2021. Accordingly, we have not declared a dividend since the first quarter of 2020. Refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on dividends declared.
Share Repurchases
There were no repurchases of common stock during the year ended December 31, 2021.
In connection with our debt covenant waivers, we agreed with certain of our lenders not to engage in stock repurchases until the end of the third quarter of 2022. In addition, in the event we engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with them during 2020 and 2021.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2016 to December 31, 2021.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index
$250
$225
$200
$175
$150
$125
$100
$75
12/16
12/17
12/18
12/19
12/20
12/21
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/16	12/17	12/18	12/19	12/20	12/21
Royal Caribbean Cruises Ltd.	100.00	148.23	124.30	173.97	98.48	101.39
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Dow Jones U.S. Travel & Leisure	100.00	123.81	116.89	144.87	147.40	164.33
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2016 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6.   Reserved.
Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this document, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as “anticipate,” “believe,” “considering,” “could,” “driving,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will” and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption Risk Factors” in Part I, Item 1A herein.
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
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:
•a review of our critical accounting policies and estimates and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;
•a discussion of our results of operations for the year ended December 31, 2021 compared to the same period in 2020;
•a discussion of our business outlook, and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.
A discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021 and is incorporated by reference into this Form 10-K.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). (Refer to Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). Certain of our accounting policies are deemed "critical," as they require management's highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our most critical accounting policies and estimates are as follows:
Liquidity and COVID-19
The effects of COVID-19 have had and continue to have a material negative impact on our operations, financial results and liquidity. The full extent of the impact will be determined by the length of time COVID-19 influences our industry and our gradual return to service. Given the ongoing effects of COVID-19 on our operations and global bookings, we have identified the estimation of our future liquidity requirements as a critical accounting policy.
•Expected continued gradual resumption of cruise operations;
•Expected sustained increase in revenue per available passenger cruise day during our continued resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during our continued resumption of cruise operations, increasing over time until we reach historical occupancy levels; and
•Expected spend during our continued resumption of cruise operations, including returning our crew members to our vessels and maintaining enhanced health and safety protocols.
The assumptions used to estimate our liquidity requirements are frequently and continuously evaluated because of the unprecedented environment that we are experiencing due to COVID-19. In addition, the magnitude, duration and speed of the global pandemic continues to be uncertain. As a result, we have made reasonable estimates and judgments of the impact of COVID-19 on our liquidity within our financial statements and there may be changes to those estimates in future periods.
We have taken and will continue to take actions to improve our liquidity, including:
•Reduction of capital expenditures;
•Reduction of operating expenses in 2020 and 2021 during the suspension of our global cruise operations (including furloughing staff and laying up vessels);
•Amending credit agreements to defer payments and covenant requirements, as well as extend maturity dates;
•Raising capital through debt and stock issuances; and
•Suspending dividend payments.
Ship Accounting
Ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 10%-15% projected residual value, using the straight-line method over the estimated useful life of the asset, which is generally 30-35 years. The 30-35 year useful life and 10%-15% residual value is the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. However, we estimate the costs, useful lives and residual values of component systems based principally on general and technical information known about major ship component systems and their lives, as well as our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized within Cruise operating expenses in our Consolidated Statements of Comprehensive Loss.
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
We use judgment when estimating the period between drydocks, which can result in adjustments to the estimated amortization of drydock costs. If the vessel is disposed of before the next drydock, the remaining balance in deferred drydock is written-off to the gain or loss on disposal of vessel in the period in which the sale takes place. We also use judgment when identifying costs incurred during a drydock which are necessary to maintain the vessel's Class certification as compared to those costs attributable to repairs and maintenance which are expensed as incurred.
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2021 would have increased by approximately $48.0 million. If our ships were estimated to have no residual value, depreciation expense for 2021 would have increased by approximately $261.7 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates based on our gradual return to service.
Business Combinations
On July 31, 2018, we acquired a 66.7% equity stake ("the 2018 acquisition") in Silversea Cruises, previously known as Silversea Cruises Holding Ltd., an ultra-luxury and expedition cruise line, from Heritage Cruise Holding Ltd. ("Heritage"), previously known as Silversea Cruises Group Ltd. The purchase price for the 2018 acquisition consisted of $1.02 billion in cash, net of assumed liabilities, and contingent consideration due to Heritage. The fair value of the contingent consideration at the time of the 2018 acquisition was $44.0 million. Changes to the fair value of the contingent consideration were recorded in our results of operations, if any, in the period of the change prior to its termination.
On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own (the "noncontrolling interest") from Heritage. As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding acquisition of Silversea Cruises' noncontrolling interest.
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
Uncertain tax positions and tax-related valuation allowances are initially established in connection with a business combination as of the acquisition date. Additionally, any contingent consideration is estimated at fair value at the acquisition date. Liability-classified contingent consideration is remeasured each reporting period, with changes in fair value recognized in earnings until the contingent consideration is settled.
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
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2021 impairment assessments were:
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital.
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
The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2021 impairment assessments were:
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries and terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 5. Intangible Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on indefinite-life intangible assets.

We review our ships and other long-lived assets for impairment whenever events or changes in circumstances indicate, based on recent and projected cash flow performance and remaining useful lives, that the carrying value of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 6. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on determination of fair value for long-lived assets.
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
As a result of our voluntary suspension of global cruise operations effective March 2020 in response to the COVID-19 outbreak and our gradual resumption of cruise operations during 2021, we performed interim impairment evaluations, in addition to our annual impairment reviews, of certain of our goodwill, indefinite-lived intangible assets and long-lived assets in connection with the preparation of our 2021 and 2020 quarterly and annual financial statements, as further discussed below.
Royal Caribbean International Reporting Unit
We performed interim impairment evaluations of Royal Caribbean International’s goodwill in connection with the preparation of our quarterly financial statements for the periods ended March 31, 2020 and June 30, 2020 due to the significant impact that COVID-19 had on our projected cash flows and triggering events identified in those quarters.The fair value of the Royal Caribbean International reporting unit as of March 31, 2020 was determined using a probability-weighted discounted cash flow model and for June 30, 2020 we used a probability-weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 30% and 8% as of March 31, 2020 and June 30, 2020, respectively, resulting in no impairment to the Royal Caribbean International goodwill in those periods. We did not perform an interim impairment evaluation of Royal Caribbean International's goodwill subsequent to the quarter ended June 30, 2020 during 2020 or 2021, as no triggering events were identified.
During the fourth quarters of 2021 and 2020, we performed our annual impairment review of goodwill for Royal Caribbean International's reporting unit. We did not perform qualitative assessments but instead proceeded directly to the goodwill impairment tests. As of November 30, 2021, the fair value of the Royal Caribbean International reporting unit was determined using a discounted cash flow model in combination with a market-based valuation approach. As November 30, 2020, we used a probability-weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 38% and 14% as of November 30, 2021 and 2020, respectively, resulting in no impairment to Royal Caribbean International's goodwill. The carrying value of goodwill attributable to our Royal Caribbean reporting unit was $296.5 million and $296.6 million as of December 31, 2021 and 2020, respectively.
Silversea Cruises Reporting Unit
We performed interim impairment evaluations of Silversea Cruises’ goodwill and trade name in connection with the preparation of our financial statements for the quarter ended March 31, 2020. As a result of these analyses, we determined that the carrying value of the Silversea Cruises reporting unit exceeded its fair value. Similarly, we determined that the carrying value of Silversea Cruises’ trade name exceeded its fair value. Accordingly, upon the completion of the impairment tests, we recognized impairment charges of $576.2 million and $30.8 million for goodwill and the trade name, respectively, during the quarter ended March 31, 2020. We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market-based valuation approach. We did not perform an interim impairment evaluation of Silversea Cruises's goodwill or trade names subsequent to the quarter ended March 31, 2020 during 2020 or 2021, as no triggering events were identified.
During the fourth quarters of 2021 and 2020, we performed our annual impairment review of Silversea Cruises goodwill. We did not perform qualitative assessments but instead proceeded directly to the goodwill impairment tests. As of November 30, 2021, the fair value of the Silversea Cruises reporting unit was determined using a discounted cash flow model in combination with a market-based valuation approach. As of November 30, 2020, we used a probability-weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 35% and 12% as of November 30, 2021 and 2020, respectively, resulting in no impairment to Silversea Cruises' goodwill. The carrying value of goodwill attributable to our Silversea Cruises reporting unit was $508.6 million as of December 31, 2021 and December 31, 2020.
During the fourth quarters of 2021 and 2020, we performed our annual impairment reviews of Silversea Cruises trade name. As a result of the quantitative tests, we determined that the fair value of the Silversea Cruises' trade name exceeded its carrying value by approximately 19% and 3%, as of November 30, 2021 and November 30, 2020, respectively, resulting in no impairment to Silversea Cruises' trade name.
As of December 31, 2021 and 2020, the carrying value of indefinite-life intangible assets was $321.5 million, which primarily relates to the Silversea Cruises trade name.
Long-lived Assets
Events surrounding the COVID-19 pandemic negatively impacted the expected undiscounted cash flows of certain of our long-lived assets. We evaluated these assets during the years ended 2021 and 2020 pursuant to our long-lived asset impairment test which resulted in no impairment charges for the year ended December 31, 2021 and $464.2 million of impairment charges during the year ended December 31, 2020 to write down certain ships operated by our Global Brands to their estimated fair values. The amount also includes impairment charges for ships that our Global Brands disposed of during 2020 as well as the three Azamara ships.
We also recorded impairment charges of $171.3 million during the year ended December 31, 2020 for the three ships that we chartered to Pullmantur Holdings prior to the filing of the Pullmantur reorganization. During the quarter ended September 30, 2020, we sold the ships to third parties for amounts approximating their carrying values and no further impairment was recorded. Refer to Note 6. Property and Equipment and Note 7. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information regarding impairment of the ships and Pullmantur's reorganization.
During the years ended December 31, 2021 and 2020, we also determined that certain construction in progress projects would be reduced in scope or would no longer be completed due to the impact COVID-19 has had on our operations. This led to impairment charges of construction in progress assets of $51.6 million and $91.5 million during 2021 and 2020, respectively, as reported in Property and equipment, net.
In addition, during the year ended December 31, 2020, we identified that the undiscounted cash flows for certain right-of-use assets were less than their carrying values due to the negative impact of COVID-19. We evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $65.9 million to write down these assets to their estimated fair values during the year ended December 31, 2020. For the year ended December 31, 2021, there was no resulting impairment to right-of-use assets.
The combined impairment charge of $55.2 million for the year ended December 31, 2021, related to construction in progress and other long-lived assets, and $1.5 billion for the year ended December 31, 2020, primarily related to our goodwill, trademarks and trade names, vessels, construction in progress, and right-of-use assets, are reported within Impairment and credit losses within our consolidated statements of comprehensive (loss) income. These impairment assessments and the resulting charges were determined based on management’s current estimates and projections using information through the time of the issuance of these financial statements. The adverse impact that COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in additional impairments of our goodwill, indefinite-lived intangible assets and long-lived assets in the future. Refer to Risk Factors in Part 1, Item 1A. for further discussion on risks related to the COVID-19 pandemic.
Derivative Instruments
We enter into various forward, swap and option contracts to manage our interest rate exposure and to limit our exposure to fluctuations in foreign currency exchange rates and fuel prices. These instruments are recorded on the balance sheet at their fair value and the vast majority are designated as hedges. We also use non-derivative financial instruments designated as hedges of our net investment in our foreign operations and investments. Although some of our derivative financial instruments do not qualify for hedge accounting or are not accounted for under hedge accounting, we do not hold or issue derivative financial instruments for trading or other speculative purposes. We account for derivative financial instruments in accordance with authoritative guidance. Refer to Note 2. Summary of Significant Accounting Policies and Note 16. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary

Data for more information on related authoritative guidance, the Company's hedging programs and derivative financial instruments.
On a regular basis, we enter into foreign currency forward contracts, interest rate swaps, fuel swaps and options with third-party institutions in over-the-counter markets. We estimate the fair value of our foreign currency forward contracts and interest rate swaps using expected future cash flows based on the instruments' contract terms and published forward prices for foreign currency exchange and interest rates. We value floors which are embedded within our interest rate swaps using standard option pricing models with inputs based on the options’ contract terms, such as exercise price and maturity, and readily available market data, such as forward interest rates and interest rate volatility. We apply present value techniques to convert the expected future cash flows to the current fair value of the instruments.
We estimate the fair value of our fuel swaps using expected future cash flows based on the swaps' contract terms and forward prices. We derive forward prices from published forward fuel curves which in turn are based on actual market transactions and published price quotes for similar assets. We apply present value techniques to convert the expected future cash flows to the current fair value of the instruments. We also corroborate our fair value estimates using valuations provided by our counterparties.
We adjust the valuation of our derivative financial instruments to incorporate credit risk.
We believe it is unlikely that materially different estimates for the fair value of our foreign currency forward contracts, interest rate swaps, fuel swaps and options would be derived from other appropriate valuation models using similar assumptions, inputs or conditions suggested by actual historical experience.
The prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the year ended December 31, 2021, we discontinued cash flow hedge accounting on 0.2 million metric tons of our fuel swap agreements maturing in 2021 and 2022, which resulted in the reclassification of a net $0.7 million loss from Accumulated other comprehensive loss to Other income (expense). During the year ended December 31, 2020, we discontinued cash flow hedge accounting on 0.6 million metric tons of our fuel swap agreements maturing in 2020 and 2021, which resulted in the reclassification of a net $104.4 million loss from Accumulated other comprehensive loss to Other income (expense). Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
Contingencies—Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded as assets when recoverability is probable. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
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
Cruise Operating Expenses
Our cruise operating expenses are comprised of the following:
•Commissions, transportation and other expenses, which consist of those costs directly associated with passenger ticket revenues, including travel advisor commissions, air and other transportation expenses, port costs that vary with passenger head counts and related credit card fees;
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
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. represents net (loss) income less net income attributable to noncontrolling interest excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on the extinguishment of debt; (ii) the amortization of non-cash debt discount on our convertible notes; (iii) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization; (iv) impairment and credit losses recognized as a result of the impact of COVID-19; (v) equity investment asset impairments; (vi) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, or for 2019, incidental costs, net of insurance recoveries, related to drydock structure incidents Grand Bahama Shipyard; (vii) restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiative expenses, and the reorganization of our international sales and marketing structure in 2019; (viii) the change in the fair value in the Silversea Cruises contingent consideration, the amortization of the Silversea Cruises intangible assets resulting from our acquisition of a 66.7% interest in Silversea Cruises in 2018, and transaction and integration costs related to the 2018 Silversea Cruises acquisition; (ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd. (previously known as Silversea Cruises Group Ltd.) noncontrolling interest in Silversea Cruises, which noncontrolling interest we acquired on July 9, 2020; (x) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand; (xi) currency translation losses recognized during the second quarter of 2020, in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur; and, (xii) the net loss recognized in the fourth quarter of 2021 related to the elimination of the three-month reporting lag for Silversea Cruises.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Occupancy ("Load factor"), in accordance with cruise vacation industry practice, occupancy is calculated by dividing Passenger Cruise Days (as defined below) by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
Although discussed in prior periods, we do not disclose or reconcile in this report our Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2020 and 2021 reduction in capacity and revenues and the shift in the nature of our running costs, due to the impact of the COVID-19 pandemic on our operations, do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report.
Recent Developments: COVID-19
Return to Healthy Sailing
We have restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 outbreak. Our return to service efforts incorporate our enhanced health and safety protocols, and the requirements of regulatory agencies, which has resulted in reduced guest occupancy, modified itineraries and vaccination protocols.
By the end of December 2021, we operated 50 of our Global and Partner Brand ships, representing over 85% of worldwide capacity, and carried approximately 1.3 million guests since we resumed operations.
Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection, and its variants, and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants. See Part I. Item 1. Business - Regulation for an update on the U.S. Centers for Disease Control and Prevention's ("CDC") Framework for Conditional Sailing Order.
Continued fleet ramp-up
We experienced service disruptions and cancelled several sailings in the first quarter of 2022 due to the impact from the Omicron variant ("Omicron"). Service disruptions have abated as COVID-19 cases have declined. Despite these service disruptions and cancellations, the overall trajectory of our return to service remains unchanged. We expect that by the end of the first quarter of 2022, 53 out of 62 of our Global and Partner Brand ships, including Wonder of the Seas, which was delivered in

January 2022, will have been brought back to service. Additionally, we expect that the rest of the fleet will return to operations before the summer season.
We expect load factors in the first quarter of 2022 to be lower than initially anticipated due to the Omicron impact on bookings and cancellations, particularly on January sailings. As such, we anticipate load factors on core itineraries of approximately 60% during the first quarter of 2022, with sequential monthly improvement, and approximately 7.7 million APCDs for the first quarter of 2022. Core itineraries exclude sailings during the early ramp-up period of up to four weeks and exclude new itineraries implemented during the COVID period.  Additionally, we expect total cash flow from ships in operation in the first quarter to be positive.
Update on Bookings
We experienced a softening in booking volumes and an increase in near-term cancellations as a result of the significant short-term disruptions experienced by the travel industry due to Omicron. The disruptions intensified during the holiday season and in early January with the spread of the variant.
Load factors for sailings in the first half of 2022 are expected to remain below historical levels, consistent with our return to service schedule, which includes the Omicron impact. Load factors for sailings in the second half of 2022 continue to be booked within historical ranges, at higher prices with and without FCCs. We have observed cancellations subside and bookings improve to pre-Omicron levels, and we have adjusted our sales and marketing efforts in anticipation of a delayed and extended WAVE period.
As of December 31, 2021, we had approximately $3.2 billion in customer deposits. Approximately 32% of the customer deposit balance as of December 31, 2021 is related to FCCs compared to 35% of the customer deposit balance as of September 30, 2021, a positive trend indicating new demand.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
As of December 31, 2021, we had liquidity of approximately $3.5 billion in the form of cash and cash equivalents of $2.7 billion, $0.1 billion of undrawn revolving credit facility capacity, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of December 31, 2021. We temporarily applied the net proceeds of the $1.0 billion January 2022 Unsecured Notes to repay borrowings under our revolving credit facilities, bringing our undrawn revolving credit facility capacity to $1.1 billion as of the date of the issuance of this report, from $0.1 billion as of December 31, 2021. We continue to prioritize and bolster liquidity while taking steps to improve our balance sheet and reduce our interest costs to be well positioned for recovery.
Reduced Operating Expenses
We took significant actions in early 2020 to reduce operating expenses during the suspension of our global cruise operations. In particular, we:
•significantly reduced ship operating expenses, including crew payroll, food, fuel, insurance and port charges;
•further reduced operating expenses as the Company’s ships were transitioned into various levels of layup with several ships in the fleet transitioning into cold layup;
•significantly reduced marketing and selling expenses;
•reduced and furloughed our workforce, with approximately 23% of our US shoreside employee base being impacted in 2020; and
•suspended travel for shoreside employees and instituted a hiring freeze across the organization.
During our ramp up of operations, we have incurred and will continue to incur incremental spend related to bringing ships back to operating status, returning crew members to ships and implementing enhanced health and safety protocols. We also collected and will continue to collect deposits related to those sailings and for future cruises. We take into account a number of variables in determining when to bring ships back into service, including deployment opportunities, commercial potential, cost of operations and cash flow.
Capital Expenditures
COVID-19 has impacted shipyard operations, which have delayed and may continue to result in delays of our previously contracted ship deliveries. As of December 31, 2021, we anticipate that overall full year capital expenditures, based on our existing ships on order, will be approximately $3.1 billion for 2022. This amount does not include any ships on order by our Partner Brands. We took delivery of Wonder of the Seas during the first quarter of 2022 and expect delivery of Celebrity Beyond during the second quarter of 2022. For 2023, we have three ship deliveries scheduled: Icon of the Seas, Celebrity Ascent and Silver Nova.
Debt Maturities, New Financings and Other Liquidity Actions
During the year ended December 31, 2021, we continued to take actions to further improve our liquidity position and manage cash flow. In particular, we:
•    extended the maturity date or termination date, as applicable, of certain of the advances and commitments held by consenting lenders under our $1.0 billion unsecured term loan due April 2022 and our $1.55 billion unsecured revolving credit facility due October 2022, each by 18 months to October 2023 and April 2024, respectively;
•extended the period during which we may draw upon our binding commitment for a $700.0 million 364-day term loan facility by one year, which is now available for draw at any time prior to August 12, 2022;
•issued $1.50 billion of 5.5% senior unsecured notes due in 2028 for net proceeds of approximately $1.48 billion, which were used to repay principal payments on debt maturing or required to be paid in 2021 and 2022, with the remaining for general corporate purposes;
•issued $650.0 million of 4.25% senior unsecured notes due in 2026 for net proceeds of approximately $640.6 million, which were used to fully repay the Silversea Notes, in the amount of $619.8 million, and to pay the related call premiums, accrued interest and fees;
•issued $1.0 billion of 5.50% senior notes due in 2026 for net proceeds of approximately $986.0 million, which were used to replenish our capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025 in the amount of $928.0 million, and to pay the related premiums and accrued interest;
•amended the credit agreements for the unsecured financings of our first and second Evolution-class ships, increasing their maximum loan amounts by €175.6 million in the aggregate (or approximately $199.7 million based on the exchange rate at December 31, 2021), to finance ship design modifications that incorporate innovative sustainability features and additional premium cabins;
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
•amended $6.3 billion of our export-credit facilities to extend the waiver of the financial covenants through and including the fourth quarter of 2022 and defer $1.15 billion of principal payments due between April 2021 and April 2022; and
•amended $7.3 billion of outstanding export-credit financing plus committed export-credit facilities to modify financial covenant levels for 2023 and 2024, following the waiver period through and including the fourth quarter of 2022.
Refer to Note 8. Debt, Note 10. Shareholders' Equity, and Note 17. Commitments and Contingencies, to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on these financing transactions and our debt covenants.
Expected debt maturities for 2022 are $2.2 billion. We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings and refinancings.

Executive Overview
While 2021 proved to be another challenging year for our company and industry, it also marked our successful return to service. Starting in June, we began our return to cruising with 50 ships back in service by year end, representing more than 85% of our capacity. We delivered safe and memorable experiences to approximately 1.3 million guests at record guest satisfaction scores.
The out-of-service period in the first half of the year, the costs of returning our ships and crew to operations, the revamping of sales and marketing and the costs to execute on health protocols all had a significant impact on our financial results. Although we generated a fraction of normal revenue levels in 2021, total revenue per passenger cruise day in the fourth quarter was up 10% compared to record 2019 levels. The increase was driven by strong onboard revenue performance seen across every revenue stream.
Since resuming operations, our focus has been on the safety and well-being of our guests and crew. As Delta and Omicron variants started to spread, they created short-term operational challenges as well as an increase in cancellations. However, our health and safety protocols, including our crew and guest vaccination requirements, proved to be successful as only 0.19% of our guests tested positive for COVID-19. As infection rates decline and localities lift COVID-19 protocols, we will continue to work closely with health authorities to maintain protocols that promote the health and safety of our guests, crew, and communities we visit. As part of this commitment, we have opted-in to the CDC’s new voluntary program in the “Highly Vaccinated Ship” category for health and safety protocols.
During 2021, we remained focused on managing costs, improving our balance sheet and preserving liquidity. We ended the year with approximately $3.5 billion in liquidity, which includes cash and cash equivalents, undrawn revolving credit facility capacity, and a $0.7 billion commitment for a loan facility. We re-established access to unsecured debt markets and successfully refinanced $2.3 billion of secured or guaranteed high coupon debt, in some instances reducing the coupon by up to 600 basis points. Given the current environment and anticipated inflationary pressures, we continue to take numerous actions to reshape our cost structure, with a goal of further improving upon our leading pre-COVID margins.
New hardware is a key pillar to supporting our recovery and a driver of quality demand and financial performance. This past year we successfully took delivery of Celebrity Apex, Odyssey of the Seas and Silver Dawn, all poised to significantly contribute to our yield growth, profitability, and cash generation. Additionally, we look forward to welcoming two new ships in 2022, Wonder of the Seas and Celebrity Beyond. We expect to return the full fleet before the summer season of 2022 and load factors to reach pre-COVID levels in the third quarter. Although Omicron has caused service disruptions, several cancelled sailings and a likely delay in our return to profitability by a few months, we currently expect to be generating net income in the second half of 2022.
As we focus on setting the foundation for a strong recovery and long-term profitable growth, we remain driven to innovate our product and maintain a strong competitive advantage. We finished the year stronger than we started and continue to manage the challenges related to Omicron, as well as search for further operational opportunities on our journey back to financial health.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2021 include:
•Our Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the year ended December 31, 2021 was $(5.3) billion and $(4.8) billion, or $(20.89) and $(19.19) per share on a diluted basis, respectively, as compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. of $(5.8) billion and $(3.9) billion, or $(27.05) and $(18.31) per share on a diluted basis, respectively, for the year ended December 31, 2020.
•Total revenues, excluding the effect of changes in foreign currency rates, decreased by $686.1 million for the year ended December 31, 2021 compared to the same period in 2020 resulting from a 52.6% decrease in occupancy in 2021 while we gradually returned to service compared to 2020 when the majority of our fleet was operational up through our global suspension in March of 2020.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in an increase in total revenues of $9.5 million for the year ended December 31, 2021 compared to the same period in 2020.
•Total cruise operating expenses, excluding the effect of changes in foreign currency rate, decreased by $114.9 million for the year ended December 31, 2021 compared to the same period in 2020, which reflects the decrease in occupancy mentioned above.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in an increase in total operating expenses of $7.3 million for the year ended December 31, 2021 compared to the same period in 2020.
•During the year ended December 31, 2021 and 2020, as a result of ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $82.0 million and $1.6 billion, respectively, related to long-lived assets and credit losses related to our notes receivable, net of recoveries, in 2021, and to goodwill, trademarks and trade names, long-lived assets, including right-of-use assets, and credit losses related to our notes receivable in 2020.
•Effective October 1, 2021, we eliminated the Silversea Cruises three-month reporting lag to be consistent with the fiscal calendar of the Company. The effect of this change was an increase to net loss of $62.6 million, or a $0.25 per share loss on a basic and diluted basis, and this amount is reported within Other (expense) income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2021. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the elimination of the Silversea Cruises reporting lag.
•During the year ended December 31, 2021, we executed and amended various financing arrangements. Refer to Note 8. Debt and Note 10. Shareholders' Equity, to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data for further information on our 2021 financing activity.

We reported Net (Loss) Income attributable to Royal Caribbean Cruises Ltd., Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd., (Loss) Earnings per Share and Adjusted (Loss) Earnings per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,260,499)	$(5,797,462)	$1,878,887
Adjusted Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(4,832,889)	(3,924,579)	2,002,847
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$427,610	$1,872,883	$123,960
Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.:
Loss on extinguishment of debt (1)	$138,759	$41,109	$6,326
Convertible debt amortization of debt discount (2)	104,291	46,546	—
Pullmantur reorganization settlement (3)	10,242	21,637	—
Impairment and credit losses (4)	82,001	1,566,380	—
Equity investment impairment (5)	31,344	39,735	—
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (6)	(6,584)	(1,938)	35,239
Restructuring charges and other initiatives expense (7)	1,831	51,853	13,707
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (8)	6,493	(33,814)	30,675
Noncontrolling interest adjustment (9)	—	72,331	35,965
Net gain related to the sale of Azamara brand (10)	(3,371)	—	—
Currency translation adjustment losses (11)	—	69,044	—
Net Loss related to the elimination of the Silversea reporting lag (12)	62,604	—	—
Transaction and integration costs related to the Silversea Cruises acquisition (8)	—	—	2,048
Net Adjustments to Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$427,610	$1,872,883	$123,960

Basic:
(Loss) Earnings per Share	$(20.89)	$(27.05)	$8.97
Adjusted (Loss) Earnings per Share	$(19.19)	$(18.31)	$9.56

Diluted:
(Loss) Earnings per Share	$(20.89)	$(27.05)	$8.95
Adjusted (Loss) Earnings per Share	$(19.19)	$(18.31)	$9.54

Weighted-Average Shares Outstanding:
Basic	251,812	214,335	209,405
Diluted	251,812	214,335	209,930
(1)    In 2021, represents the net loss on the partial repayment of the 11.50% senior secured notes due 2025, the net gain on the full repayment of the Silversea Notes and the loss on the partial repayment of the $1.55 billion unsecured revolving credit facility. In 2020, represents the loss on the extinguishment of the $2.2 billion Senior Secured Term Loan. In 2019, represents the loss on the extinguishment of the $700 million 364-day loan related to the 2018 Silversea Cruises acquisition and the remaining balance of the unsecured term loan originally incurred in 2010 to purchase Allure of the Seas.
(2)    Represents the amortization of non-cash debt discount on our convertible notes.

(3)    Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization.
(4)    In 2021 and 2020, represents asset impairment and credit losses as a result of the impact of COVID-19. In 2021, amounts are net of the recovery of credit losses recognized in 2020.
(5)    Represents equity investment asset impairment, primarily for our investments in TUI Cruises GmbH, in 2021 and Grand Bahama Shipyard in 2020, as a result of the impact of COVID-19.
(6)    In 2021 and 2020, amounts include net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas. In 2019, amount includes incidental costs, net of insurance recoveries, of $14.5 million related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive (loss) income for the year ended December 31, 2019; and $20.7 million regarding the Grand Bahama incident involving one of its drydocks, included in Equity investment income (loss) within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019.
(7)    Represents primarily restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses in 2020 and 2021. Refer to Note 18. Restructuring Charges to our consolidated financial statements under item 8. Financial Statements and Supplementary Data for further information on the restructuring activities. In 2019, represents primarily the reorganization of our international sales and marketing structure.
(8)    Related to the 2018 Silversea Cruises acquisition. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for information on the Silversea Cruises acquisition.
(9)    Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest, which noncontrolling interest we acquired on July 9, 2020.
(10)    Represents the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.
(11)    Represents currency translation losses recognized in connection with the ships sold in 2020 that were previously chartered to Pullmantur. Refer to Note 7. Other Assets to our consolidated financial statements under Item 1. Financial Statements and Supplementary Data for further information.
(12) Represents the net loss related to the elimination of the Silversea Cruises reporting lag.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2021	2020	2019
Passenger ticket revenues	61.4%	68.1%	71.7%
Onboard and other revenues	38.6%	31.9%	28.3%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	13.5%	15.6%	15.1%
Onboard and other	7.6%	7.1%	5.8%
Payroll and related	54.7%	35.7%	9.9%
Food	10.7%	7.3%	5.3%
Fuel	25.1%	16.8%	6.4%
Other operating	61.7%	42.7%	12.8%
Total cruise operating expenses	173.5%	125.2%	55.4%
Marketing, selling and administrative expenses	89.4%	54.3%	14.2%
Depreciation and amortization expenses	84.4%	57.9%	11.4%
Impairment and credit losses	5.4%	70.9%	—%
Operating (Loss) Income	(252.6)%	(208.3)%	19.0%
Other income (expense):
Interest income	1.1%	1.0%	0.2%
Interest expense, net of interest capitalized	(84.3)%	(38.2)%	(3.7)%
Equity investment (loss) income	(8.8)%	(9.7)%	2.1%
Other income (expense)	1.3%	(6.2)%	(0.2)%
	(90.7)%	(53.1)%	(1.6)%
Net (Loss) Income	(343.3)%	(261.5)%	17.4%
Less: Net Income attributable to noncontrolling interest	—%	1.0%	0.3%
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	(343.3)%	(262.5)%	17.2%
Selected statistical information is shown in the following table:

	Year Ended December 31,
	2021(1)(3)	2020(2)	2019 (2)
Passengers Carried	1,030,403	1,295,144	6,553,865
Passenger Cruise Days	5,802,582	8,697,893	44,803,953
APCD	11,767,441	8,539,903	41,432,451
Occupancy	49.3%	101.9%	108.1%
___________________________________________________________________
(1)    Due to the elimination of the Silversea Cruises three-month reporting lag in October of 2021, we include Silversea Cruises' metrics from October 1, 2020 through June 30, 2021 and October 1 through December 31, 2021 in the year ended December 31, 2021. The year ended December 31, 2021 does not include July, August, and September 2021 statistics as Silversea Cruises' results of operations for those months are included within Other (expense) income in our consolidated statements of comprehensive loss for the year ended December 31, 2021. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag.
(2) Due to the three-month reporting lag effective through September 30, 2021, we include Silversea Cruises' metrics from October 1, 2019 through September 30, 2020 in the year ended December 31, 2020 and from October 1, 2018 through September 30, 2019 in the year ended December 31, 2019.

(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the sale of the Azamara Cruises brand.
Outlook
The Company’s operations are still impacted by COVID-19 and its related variants. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2022. We expect to incur a net loss on both a U.S. GAAP and adjusted basis for the first quarter and the first half of 2022 and a return to profitability in the second half of 2022. See Recent Developments: COVID-19 – Continued Fleet Ramp-Up and Update on Bookings for further indications on our resumption of operations and the booking environment.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
In this section, references to 2021 refer to the year ended December 31, 2021 and references to 2020 refer to the year ended December 31, 2020.
Revenues
Total revenues for 2021 decreased $0.7 billion, or 30.6%, to $1.5 billion from $2.2 billion in 2020.
Passenger ticket revenues comprised 61.4% of our 2021 total revenues. Passenger ticket revenues decreased by $0.6 billion, or 37.4% from 2020. The decrease in Passenger ticket reflects a 52.6% decrease in occupancy for the period in 2021 during which we gradually returned to service compared to occupancy during 2020 when we operated the majority of our fleet, up through our global suspension in March of 2020.
The decrease to Passenger ticket revenues was slightly offset by the $5.0 million favorable effect of changes in foreign currency exchange rates related to our revenues in currencies other than the United States dollar.
The remaining 38.6% of 2021 total revenues was comprised of Onboard and other revenues, which decreased $0.1 billion, or 16.1%. This decrease was primarily due to the 52.6% decrease in occupancy noted above and a decrease in cancellation fees in 2021. These decreases more than offset a strong onboard revenue per passenger cruise day performance during our gradual resumption of operations in 2021 as well as the favorable effect of changes in foreign currency exchange rates related to our Onboard and other revenues denominated in currencies other than the United States dollar of $4.5 million.
Onboard and other revenues included concession revenues of $72.0 million in 2021 and $76.0 million in 2020.
Cruise Operating Expenses
Total Cruise operating expenses for 2021 decreased $0.1 billion, or 3.9%, to $2.7 billion in 2021 from $2.8 billion in 2020. The decrease was primarily due to a $137.1 million decrease in Commissions, transportation and other expenses and a $40.3 million decrease in Onboard and other expenses due to the decrease in revenues and occupancy noted above.
The decrease in Cruise operating expenses was partially offset by an increase on Payroll and related expenses of $49.8 million due to our return to service during 2021, and the unfavorable effect of changes in foreign currency exchange rates related to our expense transactions denominated in currencies other than the United States dollar of $7.3 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2021 increased $170.5 million, or 14.2% to $1.4 billion from $1.2 billion in 2020. The increase is due to the ramp up of our global sales and marketing efforts in the second half of 2021 as we commenced our resumption of operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2021 increased $13.6 million, or 1.1%, to $1.3 billion. The increase was primarily due to the addition of Odyssey of the Seas to our fleet in the first quarter of 2021, a full year of depreciation in 2021 for Celebrity Apex, Silver Moon and Silver Origin which were added to our fleet during 2020, and to a lesser extent, the addition of Silver Dawn to our fleet in the fourth quarter of 2021. The increases in depreciation in 2021 were partially offset by lower depreciation resulting from vessel disposals and asset impairments during 2020 and 2021.
Impairment and Credit Losses
For the year ended December 31, 2021 and 2020, as a result of the ongoing impact of the COVID-19 pandemic on our operations and cash flows, we recorded total impairment and credit losses of $82.0 million and $1.6 billion, respectively, primarily related to construction in progress, other long-lived assets and credit loss allowances related to our notes receivable in 2021, and to our goodwill, trademarks and trade names, vessels, construction in progress, right-of-use assets and credit loss allowances related to our notes receivable in 2020.
Other Income (Expense)
Interest expense, net of interest capitalized, increased $447.5 million, or 53.0%, to $1.3 billion in 2021 from $844.2 million in 2020. The increase was primarily due to new debt issuances in 2021 and 2020, a higher average balance on our revolver debt and a loss on extinguishment of debt of $138.8 million.
Equity investment (loss) improved by $77.8 million, or 36.5%, to a loss of $135.5 million in 2021 from a loss of $213.3 million in 2020 mainly due to decreased losses reported by our equity investments as a result of their return to operations during 2021 and receipt of local government grants by one of our equity investments.
Other income was $20.3 million in 2021 compared to Other expense of $137.1 million in 2020. The improvement of $157.4 million includes an increase in income of $110.6 million related to the change in the fair value of fuel swap derivative instruments that are not designated under hedge accounting, a one-time $14.4 million tax benefit recognized in 2021, and a $13.8 million decrease in foreign exchange losses from the remeasurement of monetary assets and liabilities denominated in foreign currency compared to 2020. Additionally in 2020, we recognized a deferred currency translation adjustment loss of $69.0 million related to the Pullmantur brand as we no longer have significant involvement in Pullmantur's operations, which did not recur in 2021, and a $20.0 million expense representing the cash refund expected to be paid to Pullmantur guests as part of the brand's reorganization, compared to a $5.0 million expense in 2021. The 2021 increases in income were partially offset by a $62.6 million loss recognized in 2021 resulting from the elimination of the Silversea Cruises three-month reporting lag effective October 1, 2021.
Other Comprehensive Income (Loss)
Other comprehensive income in 2021 was $28.5 million compared to $58.4 million in 2020. The decrease of $29.9 million in 2021 was primarily due to a decrease in Gain on cash flow derivative hedges in 2021 of $34.0 million. Gain on cash flow derivative hedges decreased in 2021 primarily due to the reclassification of fuel swap gains from Accumulated Other Comprehensive Loss into the Consolidated Statement of Comprehensive (Loss) Income in 2021, compared to the reclassification of fuel swap losses during 2020. This decrease was partially offset by a net increase in the fair value of our cash flow derivative hedges, mostly driven by increases in the fair value of our fuel and interest rate swaps in 2021.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
A discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II. Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 26, 2021, and is incorporated by reference into this Form 10-K.

Future Application of Accounting Standards
Refer to Note. 2 Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash (used in) operating activities decreased by $1.9 billion to cash used of $1.9 billion for the year ended December 31, 2021, compared to cash used of $3.7 billion for the same period in 2020. Our gradual resumption of operations in 2021 generated increased guest ticket collections, resulting in an increase of customer deposits of $1.4 billion for the twelve months ended December 31, 2021, compared to a decrease of customer deposits of $1.6 billion during the same period in 2020, during our suspension of global operations. The increase in customer deposits was offset by increased expenses for our vessels that resumed cruise operations in 2021, including start up costs.
Net cash (used in) operating activities was $3.7 billion in 2020 compared to Net cash provided of $3.7 billion in 2019 reflecting a change of $7.4 billion in 2020. The 2020 disruptions to our business led to a decrease in collections from our guests as well as an increase of refunds to guests for cancelled sailings during the year ended December 31, 2020 compared to the same period in 2019.
Net cash used in investing activities decreased $33.8 million to cash used of $2.1 billion for the year ended December 31, 2021, compared to cash used of $2.2 billion for the same period in 2020. The decrease in cash used in investing activities was primarily attributable to an increase in proceeds from the sale of property and equipment and other assets of $148.2 million in 2021 compared to 2020, and a decrease in cash paid on settlement of derivative financial instruments of $87.1 million, partially offset by an increase in capital expenditures of $264.6 million mostly due to our purchase of Terminal A at PortMiami in 2021.
Net cash used in investing activities decreased $0.9 billion to cash used $2.2 billion in 2020 compared to cash used $3.1 billion in 2019. The decrease in investing activities was primarily attributable to a decrease in capital expenditures of $1.1 billion.
Net cash provided by financing activities was $3.0 billion in 2021 compared to cash provided of $9.3 billion in 2020. The decrease of $6.3 billion was primarily attributable to higher debt proceeds and issuance of commercial paper notes of $15.8 billion during the twelve months ended December 31, 2020, compared to the same period in 2021, offset by higher debt and commercial paper repayments of $9.0 billion during the twelve months ended December 31, 2020, compared to the same period in 2021. Additionally, dividends paid of $326.4 million during the twelve months ended December 31, 2020, compared to none during the same period in 2021.
Net cash provided by financing activities was $9.3 billion in 2020 compared to Net cash used of $0.7 billion in 2019. The change was primarily attributable to an increase in debt proceeds of $10.0 billion in 2020 compared to the same period in 2019, and $1.4 billion in proceeds from common stock issuances in 2020. These proceeds were partially offset by net repayments of commercial paper of $1.1 billion during the twelve months ended December 31, 2020 compared to net borrowings of commercial paper of $0.6 billion during the same period in 2019.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2021, we have two Oasis-class ships, and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 28,200 berths. As of December 31, 2021, we have two Edge-class ships on order for our Celebrity Cruises brand, with an aggregate capacity of approximately 6,500 berths. Additionally, as of December 31, 2021, we have two ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,460 berths. Refer to Item 1. Business-Operations for further information on our ships on order. We have committed financing arrangements in place covering 80% of the cost of the ship for the nine ships on order for our Global Brands, almost all of which include sovereign financing guarantees. Additionally, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of December 31, 2021, the aggregate cost of our ships on order, not including any ships on order by our Partner Brands, was approximately $12.4 billion, of which we had deposited $800.2 million as of such date. Approximately 59.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2021. Refer to Note 16. Fair Value

Measurements and Derivative Instruments and Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Decreased demand for cruising as a result of concerns regarding the COVID-19 pandemic had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the COVID-19 pandemic, we deferred a significant portion of our planned 2020, 2021 and 2022 capital expenditures. As of December 31, 2021, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.1 billion for 2022. These amounts do not include any ships on order by our Partner Brands.
Material Cash Requirements
As of December 31, 2021, our material cash requirements were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$1,272,527	$101,445	$190,048	$154,809	$826,225
Interest on long-term debt(2)	3,554,212	938,258	1,286,576	688,131	641,247
Other(3)	534,484	154,552	162,401	63,498	154,033
Investing Activities:
Ship purchase obligations(4)	9,955,868	2,306,087	4,920,554	2,729,227	—
Financing Activities:
Debt obligations(5)	20,618,065	2,191,620	9,345,412	4,781,668	4,299,365
Finance lease obligations(6)	472,275	51,511	57,497	44,896	318,371
Other(7)	17,374	8,414	8,960	—	—
Total	$36,424,805	$5,751,887	$15,971,448	$8,462,229	$6,239,241
___________________________________________________________________
(1)   We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)    Long-term debt obligations mature at various dates through fiscal year 2033 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2021. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2021.
(3)   Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $7.9 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations which have and may result in delays for our previously contracted ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
(5) Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2021. In addition, debt obligations presented above are net of debt issuance costs of $363.5 million as of December 31, 2021.
(6)      Amounts represent finance lease obligations with initial terms in excess of one year.
(7)     Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
Please refer to Funding Needs and Sources below for discussion on the planned funding of the above material contractual obligations.
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
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, to maintain a reserve that can be satisfied by posting collateral. As of December 31, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $193.3 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are held in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $285.0 million. The amount and timing are dependent on future factors that are uncertain, such as the pace of resumption of our cruise operations, the volume of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
As of December 31, 2021, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. The impact of COVID-19 resulted in our voluntary suspension of global cruise operations from March 2020 up to our gradual resumption of operations primarily in 2021. The suspension of operations strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include, and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.

We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2021, we had approximately $10.0 billion of committed financing for our ships on order.
As of December 31, 2021, we had $5.8 billion in contractual obligations due through December 31, 2022, of which approximately $2.2 billion relates to debt maturities, $0.9 billion relates to interest on debt and $2.3 billion relates to progress payments on our ship orders and the final installments payable due upon the delivery of Wonder of the Seas and Celebrity Beyond.
As of December 31, 2021, we had liquidity of $3.5 billion, including $0.1 billion of undrawn revolving credit facility capacity, $2.7 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw at any time prior to August 12, 2022. As of December 31, 2021, our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. We temporarily applied the net proceeds of the $1.0 billion January 2022 Unsecured Notes to repay borrowings under our revolving credit facilities, bringing our undrawn revolving credit facility capacity to $1.1 billion as of the date of the issuance of this report, from $0.1 billion as of December 31, 2021.
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
Beyond the next 12 months, in June of 2023, approximately $3.2 billion of long-term debt will need to be refinanced in order to maintain the Company's liquidity position.
In February 2022, we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Priority Guaranteed Notes due 2023, and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
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
During 2020, we amended all of our export credit facilities, all of our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to extend the financial covenant waiver through and including the fourth quarter of 2021. During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and $6.3 billion of our export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period for our export credit facilities to the end of the fourth quarter of 2022. During the fourth quarter of 2021, we amended $7.3 billion of outstanding export-credit facilites plus committed export-credit facilities to modify financial covenant levels for 2023 and 2024, following the waiver period through and including the fourth quarter of 2022.
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
The amendments impose a monthly-tested minimum liquidity covenant of $350.0 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of December 31, 2021, we were in compliance with the applicable minimum liquidity covenant and we estimate that we will be in compliance for at least the next twelve months.
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
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the seventh consecutive quarters ending December 31, 2021. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other
General
We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates and fuel prices. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes. Refer to Note 16. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2021, approximately 65.7% of our long-term debt was effectively fixed as compared to 64.5% as of December 31, 2020. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our long-term fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2021, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2021 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2021
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.79%
	$650,000
These interest rate swap agreements are accounted for as fair value hedges.
The estimated fair value of our long-term fixed-rate debt at December 31, 2021 was $13.7 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be an asset of $7.7 million as of December 31, 2021, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2021 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $105.3 million and would increase the fair value of our fixed to floating interest rate swap agreements by approximately $5.0 million.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2022 interest expense by approximately $48.7 million, assuming no change in foreign currency exchange rates.

At December 31, 2021, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2021 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$163,625	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	306,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	332,292	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	449,583	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	427,142	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	421,667	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,292,226
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2021.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $421.7 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be a liability of $70.7 million as of December 31, 2021 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
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
The estimated fair value, as of December 31, 2021, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $122.5 million, based on the present value of expected future cash flows. As of December 31, 2021, the aggregate cost of our ships on order, not including ships on order by our Partner Brands, was approximately $12.4 billion, of which we had deposited $800.2 million as of such date. Approximately 59.0% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2021 and 2020, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2021, assuming no changes in comparative interest rates, would result in a $730.4 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2021, we maintained a foreign currency forward contract and designated it as a hedge of a portion of our net investment in TUI Cruises of €245.0 million, or approximately $278.6 million based on the exchange rate at December 31, 2021. This forward currency contract matures in April 2022.

We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €97.0 million, or approximately $110.3 million, through December 31, 2021. As of December 31, 2020, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €215.0 million, or approximately $263.0 million.
We have included net gains of approximately $47.7 million and $22.1 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2021 and 2020, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2021, we maintained an average of approximately $483.2 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2021, 2020 and 2019 changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of approximately $(30.9) million, $(19.0) million and $1.4 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $24.3 million, $(1.5) million and $0.4 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 25.1% in 2021, 16.8% in 2020 and 6.4% in 2019. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2021, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $527.3 million, maturing through 2023. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 54% of our projected 2022 fuel requirements and 15% of our projected 2023 fuel requirements. The prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. As of December 31, 2021, the Company had outstanding fuel swaps of 231,900 metric tons, maturing in 2022, that do not hedge forecasted fuel consumption. Of these swaps, 115,950 metric tons relate to fuel swap agreements with discontinued hedge accounting, in which we effectively pay fixed prices for our fuel purchases and receive floating prices from the counterparty. The remaining 115,950 tons relate to fuel swap agreements that were not designated as hedges since inception, in which we effectively pay floating prices for our fuel purchases and receive fixed prices from the counterparty. The estimated fair value of our fuel swap agreements at December 31, 2021 was estimated to be an asset of $40.3 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2021 would increase our forecasted 2022 fuel cost by approximately $50.0 million, net of the impact of fuel swap agreements.

Item 8.    Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included beginning on page F-1 of this report.
Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this report. Based upon such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's (the "SEC") rules and forms.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions; and Director Independence and Principal Accountant Fees and Services.
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2022 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Delinquent Section 16(a) Reports"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	2/11/2022
4.1	Indenture dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., successor to NationsBank of Georgia, National Association, as Trustee	20-F	2.4	12/31/1994
4.2	Sixth Supplemental Indenture dated as of October 14, 1997, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.11	12/31/1997
4.3	Eighth Supplemental Indenture dated as of March 16, 1998, to the Indenture, dated as of July 15, 1994, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	20-F	2.13	12/31/1997
4.4	Form of Indenture, dated as of July 31, 2006, by and between the Company, as issuer, and The Bank of New York Trust Company, N.A., as Trustee	S-3	4.1	7/31/2006
4.5	Second Supplemental Indenture dated as of November 7, 2012 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/7/2012
4.6	Third Supplemental Indenture, dated as of November 28, 2017 between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee	8-K	4.1	11/28/2017
4.7	Description of the Company's Securities	10-K	4.10	12/31/2020
4.8	Indenture, dated May 19, 2020, among the Company, the guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent.	8-K	4.1	5/19/2020
4.9	Indenture, dated June 9, 2020, among the Company, RCI Holdings LLC, a limited liability company formed and existing under the laws of Liberia and a direct wholly-owned subsidiary of the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent.	8-K	4.1	6/9/2020
4.10	Indenture, dated June 9, 2020, among the Company, and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar, custodian and conversion agent.	8-K	4.2	6/9/2020
4.11	Indenture, dated October 16, 2020, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, paying agent, registrar, custodian and conversion agent.	8-K	4.1	10/16/2020
4.12	Indenture, dated March 29, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent	8-K	4.1	3/30/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
4.13	Indenture, dated June 24, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent and registrar	8-K	4.1	6/24/2021
4.14	Indenture, dated August 19, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent and registrar	8-K	4.1	8/19/2021
4.15	Indenture, dated January 7, 2022, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent and registrar	8-K	4.1	1/7/2022
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Amendment to the Credit Agreement, dated as of December 4, 2017, by and among the Company, the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	12/7/2017
10.3	Amendment to the Credit Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall become parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties	8-K	10.1	4/10/2019
10.4	Amendment No. 4 to Hull No. S-697 Credit Agreement, dated as of February 2, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.7	12/31/2015
10.5	Amendment No. 5 to Hull No. S-697 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.4	6/30/2018
10.6	Amendment No. 4 to Hull No. S-698 Credit Agreement, dated as of February 3, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-K	10.8	12/31/2015
10.7	Amendment No. 5 to Hull No. S-698 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.5	6/30/2018
10.8	Amendment No. 1 to Hull No. S-699 Credit Agreement, dated as of March 31, 2016, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.1	3/31/2016
10.9	Amendment No. 2 to Hull No. S-699 Credit Agreement, dated as of July 3, 2018, by and between the Company, the Lenders from time to time party thereto, the Mandated Lead Arrangers and KfW IPEX-Bank GmbH, as Hermes Agent and Facility Agent	10-Q	10.6	6/30/2018
10.10	Amendment and Restatement Agreement, dated as of January 15, 2016, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-K	10.10	12/31/2015

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.11	Amendment and Restatement Agreement, dated as of August 15, 2019, in respect of a Facility Agreement dated, as of July 9, 2013, by and between the Company, the Lenders from time to time party thereto, Société Générale, as Facility Agent and Mandated Lead Arranger, BNP Paribas, as Documentation Bank and Mandated Lead Arranger, and HSBC France, as Mandated Lead Arranger	10-Q	10.1	10/30/2019
10.12	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.13	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015
10.14	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.15	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.16	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.2	11/19/2015
10.17	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.18	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018
10.19	Hull No. J34 Credit Agreement, dated as of June 22, 2016, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated June 22, 2016 (as amended), between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-K	10.18	12/31/2018
10.20	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.21	First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto	10-K	10.20	12/31/2018
10.22	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.23	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.24	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.25	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.26	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.27	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018
10.28	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.29	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.30	Icon 3 Hull No. 1402 Credit Agreement, dated as of December 18, 2019, between Royal Caribbean Cruises Ltd., as the Borrower, KfW IPEX-Bank GmbH, as Facility Agent CIRR Agent, Documentation Agent, Hermes Agent, Initial Mandated Lead Arranger and Sole Bookrunner, and the Lenders and Residual Risk Guarantors from time to time party thereto	8-K	10.1	12/20/2019
10.31	Loan Agreement, dated as of June 29, 2018, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, and JP Morgan Chase Bank, N.A. as Administrative Agent and Bank of America, N.A., Citigroup Global Markets Limited, Goldman Sachs Bank USA and Morgan Stanley Senior Funding,Inc. as Co-Syndication Agents	8-K	10.1	7/5/2018
10.32	Loan Agreement, dated as of April 5, 2019, among Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, Bank of America, N.A. as Administrative Agent and Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Sumitomo Mitsui Banking Corporation, The Bank of Nova Scotia, Wells Fargo Bank, National Association and DNB Markets Inc. as Co-Syndication Agents	8-K	10.2	4/10/2019
10.33	Commercial Paper Dealer Agreement, dated June 14, 2018, between Royal Caribbean Cruises Ltd., as issuer, and the dealer party thereto	8-K	10.1	6/18/2018

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.34	Term Loan Agreement, dated as of March 23, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall be party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for the lender parties and as collateral agent for the secured parties	8-K	10.1	3/23/2020
10.35	Sixth Amendment to a Credit Agreement, dated as of June 8, 2011 (as amended and restated from time to time) “Anthem of the Seas” – ex Hull No. S-698, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.1	4/10/2020
10.36	Third Amendment Agreement to a Credit Agreement, dated as of 13 November 2015 (as amended and restated from time to time) “Spectrum of the Seas” – ex Hull No. S-700, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.2	4/10/2020
10.37	Sixth Amendment Agreement to a Credit Agreement, dated as of June 8, 2011 (as amended from time to time) “Quantum of the Seas”—ex Hull No. S-697, dated April 21, 2020 between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.1	4/24/2020
10.38	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Edge (ex hull no. J34), dated as of April 28, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.1	5/4/2020
10.39	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Apex (ex hull no. K34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Bank, as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.2	5/4/2020
10.40	Fourth Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.3	5/4/2020
10.41	Amendment to the Amended and Restated Credit Agreement, dated as of May 7, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent	8-K	10.2	5/11/2020
10.42	Third Amendment Agreement to a Credit Agreement dated as of 27 November 2013 (as amended and restated from time to time) “Ovation of the Seas” – ex hull no S-699, dated May 6, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.4	5/11/2020
10.43	Fourth Amendment and Restatement Agreement, relating to a credit agreement in respect of the financing of the acquisition of m.v. Harmony of the Seas (ex hull no. A34), dated May 6, 2020, between Royal Caribbean Cruises Ltd., Société Générale as facility agent, BNP Baribas, HSBC France and Société Générale as Mandated Lead Arrangers and the banks and financial institutions listed therein as lenders	8-K	10.5	5/11/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.44	First Supplemental Agreement relating to Hull No. L34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Houatorris Finance Limited, Chantiers de L’Atlantique, the Company, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions party thereto	10-Q	10.4	5/21/2020
10.45	First Supplemental Agreement relating to Hull No. M34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hoediscus Finance Limited, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.5	5/21/2020
10.46	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020
10.47	Amendment to the Amended and Restated Credit Agreement, dated as of July 28, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent	8-K	10.2	8/3/2020
10.48	Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 28, 2020, among Royal Caribbean Cruises Ltd., Silversea Cruise Holdings Ltd. and KfW IPEX-Bank GmbH	8-K	10.4	8/3/2020
10.49	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Edge (ex hull no. J34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.5	8/3/2020
10.50	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Apex (ex hull no. K34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.6	8/3/2020
10.51	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Symphony of the Seas (ex hull no. B34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.7	8/3/2020
10.52	Financial Covenant Waiver Extension Consent Letter relating to the Cruise Debt Holiday Principles, dated July 31, 2020, between Royal Caribbean Cruises Ltd. and KfW IPEX-Bank GmbH	8-K	10.8	8/3/2020
10.53	Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) in respect of “Odyssey of the Seas” – Hull S-713, dated 30 April 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers.	10-Q	10.15	8/10/2020
10.54	Amendment Letter, dated May 11, 2020 in respect of the Icon 3 Hull No. 1402 credit agreement, dated 18 December 2019 between the Company, the lenders and residual risk guarantors party thereto, and KfW IPEX-Bank GmbH as facility agent, CIRR agent, documentation agent, Hermes agent, initial mandated lead arranger and sole bookrunner.	10-Q	10.16	8/10/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.55	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Société Generale.	10-Q	10.17	8/10/2020
10.56	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in the EUR Facility Agreement in respect of m.v Harmony of the Seas, dated August 4, 2020, among the Company and Societe Generale.	10-Q	10.9	11/4/2020
10.57	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 3 (ex. hull no. L34), dated August 29, 2020, among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10-Q	10.10	11/4/2020
10.58	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 4 (ex. hull no. M34), dated August 29, 2020, by and among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10-Q	10.11	11/4/2020
10.59	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 5 (ex. hull no. C34), dated August 29, 2020, among the Company, Hibisyeu Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.12	11/4/2020
10.60	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 6 (ex. hull no. A35), dated August 29, 2020, among the Company, Palmeraie Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.13	11/4/2020
10.61	Equity Distribution Agreement, dated as of December 3, 2020, among the Company and the financial institutions named therein	8-K	1.1	12/4/2020
10.62	Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Edge (ex hull no. J34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders	10-K	10.68	12/31/2020
10.63	Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Apex (ex hull no. K34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders	10-K	10.69	12/31/2020
10.64	Fifth Amendment and Restatement Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Harmony of the Seas (ex hull no. A34)(EUR Facility), dated October 30, 2020, between Royal Caribbean Cruises Ltd., Société Générale, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.70	12/31/2020
10.65	Fourth Amendment and Restatement Agreement relating to a credit agreement in respect of the financing of m.v. Harmony of the Seas (ex hull no. A34)(USD Facility), dated October 30, 2020, between Royal Caribbean Cruises Ltd., Société General, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.71	12/31/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.66	Sixth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of October 30, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe PLC, UK Branch, the mandated lead arrangers listed therein and the banks and financial institutions party thereto as lenders	10-K	10.72	12/31/2020
10.67	Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated November 13, 2020, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.73	12/31/2020
10.68	Supplemental Agreement relating to a secured credit facility for hull no. M34, dated November 13, 2020, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.74	12/31/2020
10.69	Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated November 13, 2020, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the banks and financial institutions party thereto and the mandated lead arrangers	10-K	10.75	12/31/2020
10.70	Supplemental Agreement relating to Hull No. A35 at Chantiers de l’Atlantique, dated November 13, 2020, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, the mandated lead arrangers and the banks and financial institutions party thereo	10-K	10.76	12/31/2020
10.71	Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Reflection” – Hull S-691, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.77	12/31/2020
10.72	Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Silhouette” – Hull S-679, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.78	12/31/2020
10.73	Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Solstice” – Hull S-675, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated co-lead arrangers and the banks and financial institutions party thereto	10-K	10.79	12/31/2020
10.74	Amendment No. 4 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.80	12/31/2020
10.75	Amendment No. 4 in connection with the Credit Agreement in respect of “Ovation of the Seas” – Hull S-699, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.81	12/31/2020
10.76	Amendment No. 7 in connection with the Credit Agreement in respect of “Quantum of the Seas” – Hull S-697, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.82	12/31/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.77	Amendment No. 4 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.83	12/31/2020
10.78	Amendment No. 7 in connection with the Credit Agreement in respect of “Anthem of the Seas” – Hull S-698, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.84	12/31/2020
10.79	Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Eclipse” – Hull S-677, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.85	12/31/2020
10.80	Amendment No. 4 in connection with the Credit Agreement in respect of “Celebrity Equinox” – Hull S-676, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.86	12/31/2020
10.81	Amendment No. 1 in connection with the Credit Agreement in respect of Hull S-719, dated as of December 21, 2020, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.87	12/31/2020
10.82	Amendment No. 1 in connection with the Credit Agreement in respect of Hull S-720, dated as of December 21, 2020, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-K	10.88	12/31/2020
10.83	Amendment to the Amended and Restated Credit Agreement, dated as of February 12, 2021, among the Company, the various financial institutions party thereto and The Bank of Nova Scotia as administrative agent	8-K	10.2	2/18/2021
10.84	Amendment to Term Loan Agreement, dated as of February 12, 2021, among the Company, the various financial institutions party thereto and Bank of America, N.A. as administrative agent	8-K	10.3	2/18/2021
10.85	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 1—Hull 1400, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.4	2/18/2021
10.86	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 2—Hull 1401, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.5	2/18/2021
10.87	Amendment No. 1 in connection with the Credit Agreement in respect of Icon 3—Hull 1402, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arranger and sole book runner and the banks and financial institutions listed therein as lenders and residual risk guarantors	8-K	10.6	2/18/2021
10.88	Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY ECLIPSE” – Hull S-677, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.1	2/23/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.89	Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY EQUINOX” – Hull S-676, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.2	2/23/2021
10.90	Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY REFLECTION” – Hull S-691, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.3	2/23/2021
10.91	Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY SILHOUETTE” – Hull S-679, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.4	2/23/2021
10.92	Amendment No. 5 in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.5	2/23/2021
10.93	Amendment No. 5 in connection with the Credit Agreement in respect of “CELEBRITY SOLSTICE” – Hull S-675, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.6	2/23/2021
10.94	Amendment No. 5 in connection with the Credit Agreement in respect of “SPECTRUM OF THE SEAS” – Hull S-700, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.7	2/23/2021
10.95	Amendment No. 8 in connection with the Credit Agreement in respect of “ANTHEM OF THE SEAS” – Hull S-698, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.8	2/23/2021
10.96	Amendment No. 8 in connection with the Credit Agreement in respect of “QUANTUM OF THE SEAS” – Hull S-697, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.9	2/23/2021
10.97	Amendment No. 5 in connection with the Credit Agreement in respect of “OVATION OF THE SEAS” – Hull S-699, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.10	2/23/2021
10.98	Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY EDGE” (ex. Hull J34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.11	2/23/2021
10.99	Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY APEX” (ex. Hull K34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.12	2/23/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.100	Sixth Amendment and Restatement Agreement in connection with the Credit Agreement in respect of “HARMONY OF THE SEAS” (ex Hull A34) (EUR-denominated facility), dated as of February 19, 2021, between Royal Caribbean Cruises Ltd., Société Générale as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.13	2/23/2021
10.101	Fifth Amendment and Restatement Agreement in connection with the Credit Agreement in respect of “HARMONY OF THE SEAS” (ex Hull A34) (USD-denominated facility), dated as of February 19, 2021, between Royal Caribbean Cruises Ltd., Société Générale as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.14	2/23/2021
10.102	Amendment Agreement in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.15	2/23/2021
10.103	Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	8-K	10.1	3/16/2021
10.104	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 1” - Hull 1400, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.1	3/19/2021
10.105	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 2” - Hull 1401, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.2	3/19/2021
10.106	Amendment No. 2 in connection with the Credit Agreement in respect of “ICON 3” - Hull 1402, dated as of March 18, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, KfW IPEX-Bank GmbH as the mandated lead arranger, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.3	3/19/2021
10.107	Amendment No. 2 in connection with the Credit Agreement in respect of Hull S-719, dated March 26, 2021, by and among Silversea Cruise Holding Ltd., the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed in Schedule 1 thereto	8-K	10.1	4/1/2021
10.108	Amendment No. 2 in connection with the Credit Agreement in respect of Hull S-720, dated March 26, 2021, by and among Silversea Cruise Holding Ltd., the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed in Schedule 1 thereto	8-K	10.2	4/1/2021
10.109	Amended and Restated Credit Agreement, dated March 30, 2021, by and among the Company, the various financial institutions as are or shall be parties thereto and Nordea Bank AB (PUBL) New York branch, as administrative agent for the lender parties	8-K	10.3	4/1/2021
10.110	Amended and Restated Term Loan Agreement, dated as of March 30, 2021, by and among the Company, the various financial institutions party thereto and Bank of America NA. as administrative agent	8-K	10.4	4/1/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.111	Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.	10-Q	10.1	9/30/2021
10.112	Fourth Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.2	9/30/2021
10.113	Fourth Supplemental Agreement relating to a secured credit facility for Hull No. M34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.3	9/30/2021
10.114	Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.4	9/30/2021
10.115	Amendment No. 3 in connection with the Credit Agreement in respect of Hull S-719, dated as of September 27, 2021, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-Q	10.5	9/30/2021
10.116	Amendment No. 3 in connection with the Credit Agreement in respect of Hull S-720, dated as of September 27, 2021, between Silversea Cruise Holding Ltd., Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH and the banks and financial institutions party thereto	10-Q	10.6	9/30/2021
10.117	Amendment No. 7 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.1	12/28/2021
10.118	Amendment No. 9 in connection with the Credit Agreement in respect of Quantum of the Seas – Hull S-697, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.2	12/28/2021
10.119	Amendment No. 9 in connection with the Credit Agreement in respect of Anthem of the Seas – Hull S-698, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.3	12/28/2021
10.120	Amendment No. 6 in connection with the Credit Agreement in respect of Ovation of the Seas – Hull S-699, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.4	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.121	Amendment No. 6 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.5	12/28/2021
10.122	Amendment No. 4 in connection with the Credit Agreement in respect of Hull S-719, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.6	12/28/2021
10.123	Amendment No. 4 in connection with the Credit Agreement in respect of Hull S-720, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.7	12/28/2021
10.124	Amendment No. 6 in connection with the Credit Agreement in respect of Celebrity Reflection - Hull S-691, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.8	12/28/2021
10.125	Amendment No. 6 in connection with the Credit Agreement in respect of Celebrity Equinox - Hull S-676, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.9	12/28/2021
10.126	Amendment No. 6 in connection with the Credit Agreement in respect of Celebrity Eclipse - Hull S-677, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.10	12/28/2021
10.127	Amendment No. 6 in connection with the Credit Agreement in respect of Celebrity Silhouette - Hull S-679, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.11	12/28/2021
10.128	Amendment No. 6 in connection with the Credit Agreement in respect of Celebrity Solstice - Hull S-675, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated co-lead arrangers	8-K	10.12	12/28/2021
10.129	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.13	12/28/2021
10.130	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.14	12/28/2021
10.131	Amendment No. 3 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.15	12/28/2021
10.132	Amendment No. 7 in connection with the Credit Agreement in respect of Oasis of the Seas - Hull 1363, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and BNP Paribas Fortis SA/NV	8-K	10.16	12/28/2021
10.133	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.17	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.134	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Edge - Hull J34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.18	12/28/2021
10.135	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.19	12/28/2021
10.136	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto	8-K	10.20	12/28/2021
10.137	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hibisyeu Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.21	12/28/2021
10.138	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hoediscus Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.22	12/28/2021
10.139	Amendment Agreement in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.23	12/28/2021
10.140	Amendment Agreement in connection with the Credit Agreement in respect of Harmony of the Seas – Hull A34 (EUR Facility), dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Société Générale, the lenders party thereto, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.24	12/28/2021
10.141	Amendment Agreement in connection with the Credit Agreement in respect of Harmony of the Seas – Hull A34 (USD Facility), dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Société Générale, the lenders party thereto, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.25	12/28/2021
10.142
Hull C34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., Sumitomo Mitsui Banking Corporation Limited (Paris Branch), Citibank Europe plc (UK Branch), and the banks and financial institutions as lender parties thereto*

10.143	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended) †	10-K	10.17	12/31/2016
10.144	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Incentive Options †	10-Q	10.3	9/30/2008

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.145	Form of 2008 Equity Incentive Plan Stock Option Award Agreement—Nonqualified Options †	10-Q	10.4	9/30/2008
10.146	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants †	10-K	10.23	12/31/2013
10.147	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement) †	10-Q	10.7	9/30/2017
10.148	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants †	10-K	10.31	12/31/2010
10.149	Form of 2008 Equity Incentive Plan Performance Shares Agreement †	10-K	10.27	12/31/2014
10.150	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement †	10-K	10.26	12/31/2015
10.151	Employment Agreement, dated as of December 31, 2012, by and between the Company and Richard D. Fain †	10-K	10.22	12/31/2012
10.152	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty †	10-Q	10.2	6/30/2013
10.153	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley †	10-Q	10.3	6/30/2015
10.154	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain and Liberty) †	10-K	10.33	12/31/2014
10.155	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo †	10-K	10.31	12/31/2016
10.156	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara †	10-K	10.26	2/25/2013
10.157	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Fain, Kulovaara and Liberty) †	10-K	10.33	12/31/2014
10.158	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan †	10-Q	10.4	6/30/2015
10.159	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	8-K	10.3	12/8/2005
10.160	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2006
10.161	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2007
10.162	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-Q	10.1	9/30/2008
10.163	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.38	12/31/2008
10.164	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
18.1	Preferability Letter Regarding Change in Accounting Principle*
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Naftali Holtz required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Jason T. Liberty and Naftali Holtz pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**

*    Filed herewith
**    Furnished herewith
† Management contract or compensatory plan or arrangement.
Interactive Data File

101	The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019;
	(ii)	the Consolidated Balance Sheets at December 31, 2021 and 2020;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2022.

/s/ JASON T. LIBERTY
Jason T. Liberty Director and Chief Executive Officer (Principal Executive Officer)

/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

/s/ RICHARD D. FAIN
Richard D. Fain Chairman of the Board

*
John F. Brock Director

*
Stephen R. Howe Jr. Director

*
William L. Kimsey Director

*
Maritza G. Montiel Director

*
Ann S. Moore Director
*
Eyal M. Ofer Director

*
William K. Reilly Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director
*

Amy C. McPherson Director
*

Michael O. Leavitt Director
*

*By:	/s/ NAFTALI HOLTZ
Naftali Holtz, as Attorney-in-Fact

ROYAL CARIBBEAN CRUISES LTD.

1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive (loss) income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2021, the Company changed the manner in which it accounts for the consolidation of Silversea Cruises.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the ongoing effects of the COVID-19 pandemic have had, and will continue to have, a material negative impact on the Company’s results of operations and liquidity. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

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

Liquidity - Impact of COVID-19

As described in Note 1 to the consolidated financial statements, the Company restarted its global cruise operations in a phased manner, following a voluntary suspension of global cruise operations that commenced in March 2020 in response to the COVID-19 outbreak. Management believes the impact to their global bookings resulting from COVID-19 will continue to have a material negative impact on the Company’s results of operations and liquidity. Management has implemented a number of measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses, the issuance of debt and shares of their common stock, the amendment of credit agreements to defer payments, the waiver and/or modification of covenant requirements and the suspension of dividend payments, with the addition of pursuing refinancing opportunities to reduce interest expense and extend maturities. The principal assumptions used in management’s estimate of future liquidity requirements consisted of (i) the expected continued gradual resumption of cruise operations; (ii) the expected sustained increase in revenue per available passenger cruise day during the continued resumption of cruise operations; (iii) the expected lower than comparable historical occupancy levels during the continued resumption of cruise operations, increasing over time until the Company reaches historical occupancy levels; and (iv) the expected spend during the Company’s resumption of cruise operations, including returning crew members to their vessels and maintaining enhanced health and safety protocols. Based on these assumptions regarding the impact of COVID-19 and the Company’s resumption of operations, as well as the Company’s present financial condition, management believes they have sufficient financial resources to fund their obligations for at least the next twelve months from the issuance of the financial statements.

The principal considerations for our determination that performing procedures relating to the impact of COVID-19 on the Company’s liquidity is a critical audit matter are the significant judgment by management when developing the estimate of future liquidity requirements; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of future liquidity requirements and assumptions related to (i) the expected continued gradual resumption of cruise operations; (ii) the expected sustained increase in revenue per available passenger cruise day during the continued resumption of cruise operations; (iii) the expected lower than comparable historical occupancy levels during the continued resumption of cruise operations, increasing over time until the Company reaches historical occupancy levels; and (iv) the expected spend during the Company’s resumption of cruise operations, including returning crew members to their vessels and maintaining enhanced health and safety protocols.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of future liquidity requirements. These procedures also included, among others, (i) testing management’s process for estimating future liquidity requirements for the twelve months after the date the financial statements are issued; (ii) testing the completeness and accuracy of underlying data used in the estimate; (iii) evaluating the reasonableness of the significant assumptions used by management related to the expected continued gradual resumption of cruise operations, the expected sustained increase in revenue per available passenger cruise day during the continued resumption of cruise operations, the expected lower than comparable historical occupancy levels during the continued resumption of cruise operations, increasing over time until the Company reaches historical occupancy levels, and the expected spend during the Company’s resumption of cruise operations, including returning crew members to their vessels and maintaining enhanced health and safety protocols; and (iv) evaluating management’s estimate of future liquidity requirements and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy the Company’s obligations for at least the next twelve months from the issuance of the financial statements. Evaluating management’s assumptions related to the expected continued gradual resumption of cruise operations, the expected sustained increase in revenue per available passenger cruise day during the continued resumption of cruise operations, the expected lower than comparable historical occupancy levels during the continued resumption of cruise operations, increasing over time until the Company reaches historical occupancy levels, and the expected spend during the Company’s resumption of cruise operations, including returning crew members to their vessels and maintaining enhanced health and safety protocols, involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Assessments – Silversea Cruises Reporting Unit Goodwill and Trade Name

As described in Notes 2, 4 and 5 to the consolidated financial statements, as of December 31, 2021 the Company’s consolidated goodwill balance was $809 million and the indefinite-life intangible assets balance was $321 million, and the goodwill and trade name associated with the Silversea Cruises reporting unit and trade name was $509 million and $319 million, respectively. Management reviews goodwill and indefinite-life intangible assets for impairment at the reporting unit level and asset level, respectively, annually or, when events or circumstances dictate, more frequently. The impairment analysis consists of a comparison of the fair value of the reporting unit or asset with its carrying value. Fair value is estimated by management using a discounted cash flow model in combination with a market-based valuation approach for reporting units and a relief-from-royalty method for trade names. Management’s principal assumptions for the Silversea Cruises reporting unit and trade name were the forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, terminal growth rate, royalty rate, and weighted average cost of capital (i.e., discount rate).

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Silversea Cruises reporting unit goodwill and trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, and the royalty rate for the trade name impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and trade name impairment assessments, including controls over the valuation of the Silversea Cruises reporting unit and trade name. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted future cash flow model, market-based valuation approach, and relief-from-royalty method; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, and the royalty rate for the trade name impairment assessment. Evaluating management’s assumptions related to the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and the Silversea Cruises brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow model, market-based valuation approach and relief-from-royalty method, and (ii) the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
March 1, 2022

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Passenger ticket revenues	$941,175	$1,504,569	$7,857,057
Onboard and other revenues	590,958	704,236	3,093,604
Total revenues	1,532,133	2,208,805	10,950,661
Cruise operating expenses:
Commissions, transportation and other	207,562	344,625	1,656,297
Onboard and other	116,946	157,213	639,782
Payroll and related	838,088	788,273	1,079,121
Food	164,389	161,750	583,905
Fuel	385,322	371,015	697,962
Other operating	945,205	942,232	1,405,698
Total cruise operating expenses	2,657,512	2,765,108	6,062,765
Marketing, selling and administrative expenses	1,370,076	1,199,620	1,559,253
Depreciation and amortization expenses	1,292,878	1,279,254	1,245,942
Impairment and credit losses	82,001	1,566,380	—
Operating (Loss) Income	(3,870,334)	(4,601,557)	2,082,701
Other income (expense):
Interest income	16,773	21,036	26,945
Interest expense, net of interest capitalized	(1,291,753)	(844,238)	(408,513)
Equity investment (loss) income	(135,469)	(213,286)	230,980
Other income (expense) (1)	20,284	(137,085)	(24,513)
	(1,390,165)	(1,173,573)	(175,101)
Net (Loss) Income	(5,260,499)	(5,775,130)	1,907,600
Less: Net Income attributable to noncontrolling interest	—	22,332	28,713
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,260,499)	$(5,797,462)	$1,878,887
(Loss) Earnings per Share:
Basic	$(20.89)	$(27.05)	$8.97
Diluted	$(20.89)	$(27.05)	$8.95
Comprehensive (Loss) Income
Net (Loss) Income	$(5,260,499)	$(5,775,130)	$1,907,600
Other comprehensive income (loss):
Foreign currency translation adjustments	15,703	40,346	869
Change in defined benefit plans	8,707	(19,984)	(19,535)
Gain (loss) on cash flow derivative hedges	4,046	38,010	(151,313)
Total other comprehensive income (loss)	28,456	58,372	(169,979)
Comprehensive (Loss) Income	$(5,232,043)	$(5,716,758)	$1,737,621
Less: Comprehensive Income attributable to noncontrolling interest	—	22,332	28,713
Comprehensive (Loss) Income attributable to Royal Caribbean Cruises Ltd.	$(5,232,043)	$(5,739,090)	$1,708,908
    ____________________________________________________________
(1) Including a $62.6 million net loss related to the 2021 elimination of the Silversea Cruises reporting lag.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2021	2020
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$2,701,770	$3,684,474
Trade and other receivables, net of allowances of $13,411 and $3,867 at December 31, 2021 and December 31, 2020, respectively	408,067	284,149
Inventories	150,224	118,703
Prepaid expenses and other assets	286,026	154,339
Derivative financial instruments	54,184	70,082
Total current assets	3,600,271	4,311,747
Property and equipment, net	25,907,949	25,246,595
Operating lease right-of-use assets	542,128	599,985
Goodwill	809,383	809,480
Other assets, net of allowances of $86,781 and $81,580 at December 31, 2021 and December 31, 2020, respectively	1,398,624	1,497,380
Total assets	$32,258,355	$32,465,187
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$2,243,131	$961,768
Commercial paper	—	409,319
Current portion of operating lease liabilities	68,922	102,677
Accounts payable	545,978	353,422
Accrued interest	251,974	252,668
Accrued expenses and other liabilities	887,575	615,750
Derivative financial instruments	127,236	56,685
Customer deposits	3,160,867	1,784,832
Total current liabilities	7,285,683	4,537,121
Long-term debt	18,847,209	17,957,956
Long-term operating lease liabilities	534,726	563,876
Other long-term liabilities	505,181	645,565
Total liabilities	27,172,799	23,704,518
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 282,703,246 and 265,198,371 shares issued, December 31, 2021 and December 31, 2020, respectively)	2,827	2,652
Paid-in capital	7,557,297	5,998,574
Retained earnings	302,276	5,562,775
Accumulated other comprehensive loss	(710,885)	(739,341)
Treasury stock (27,882,987 and 27,799,775 common shares at cost, December 31, 2021 and December 31, 2020, respectively)	(2,065,959)	(2,063,991)
Total shareholders' equity	5,085,556	8,760,669
Total liabilities and shareholders’ equity	$32,258,355	$32,465,187

The accompanying notes are an integral part of these consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Operating Activities
Net (Loss) Income	$(5,260,499)	$(5,775,130)	$1,907,600
Adjustments:
Depreciation and amortization	1,292,878	1,279,254	1,245,942
Impairment and credit losses	82,001	1,566,380	—
Net deferred income tax (benefit) expense	(42,979)	(8,791)	7,745
(Gain) loss on derivative instruments not designated as hedges	(1,492)	49,316	(1,431)
Share-based compensation expense	63,638	39,779	75,930
Equity investment loss (income)	135,469	213,286	(230,980)
Amortization of debt issuance costs	125,116	89,442	31,991
Amortization of debt discounts and premiums	123,439	66,776	31,616
Loss on extinguishment of debt	138,759	41,109	6,326
Currency translation adjustment losses	—	69,044	—
Change in fair value of contingent consideration	—	(45,126)	18,400
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(181,707)	121,055	(9,898)
(Increase) decrease in inventories	(34,527)	27,077	(8,533)
(Increase) decrease in prepaid expenses and other assets	(152,071)	295,876	15,669
Increase (decrease) in accounts payable	188,518	(133,815)	75,281
(Decrease) increase in accrued interest	(694)	182,578	(4,460)
Increase (decrease) in accrued expenses and other liabilities	235,446	(180,479)	96,490
Increase (decrease) in customer deposits	1,426,647	(1,643,560)	280,139
Dividends received from unconsolidated affiliates	—	2,215	150,177
Other, net	(15,757)	12,061	28,362
Net cash (used in) provided by operating activities	(1,877,815)	(3,731,653)	3,716,366
Investing Activities
Purchases of property and equipment	(2,229,704)	(1,965,131)	(3,024,663)
Cash received on settlement of derivative financial instruments	44,492	15,874	7,621
Cash paid on settlement of derivative financial instruments	(74,249)	(161,335)	(68,836)
Investments in and loans to unconsolidated affiliates	(70,228)	(100,609)	(25,569)
Cash received on loans to unconsolidated affiliates	31,334	21,086	32,870
Proceeds from the sale of property and equipment and other assets	176,039	27,796	—
Other, net	(22,423)	(16,247)	(12,829)
Net cash used in investing activities	(2,144,739)	(2,178,566)	(3,091,406)

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Financing Activities
Debt proceeds	4,467,789	13,547,189	3,525,564
Debt issuance costs	(201,698)	(374,715)	(50,348)
Repayments of debt	(2,296,990)	(3,845,133)	(4,060,244)
Premium on repayment of debt	(135,372)	—	—
Proceeds from issuance of commercial paper notes	—	6,765,816	26,240,540
Repayments of commercial paper notes	(414,570)	(7,837,635)	(25,613,111)
Purchase of treasury stock	—	—	(99,582)
Dividends paid	—	(326,421)	(602,674)
Proceeds from common stock issuances	1,621,860	1,431,375	—
Other, net	(442)	(10,688)	(10,516)
Net cash provided by (used in) financing activities	3,040,577	9,349,788	(670,371)
Effect of exchange rate changes on cash	(727)	1,167	1,297
Net (decrease) increase in cash and cash equivalents	(982,704)	3,440,736	(44,114)
Cash and cash equivalents at beginning of year	3,684,474	243,738	287,852
Cash and cash equivalents at end of year	$2,701,770	$3,684,474	$243,738
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$834,245	$418,164	$246,312
Non-Cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$16,000	$53,419	$—
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$14,097	$16,189	$86,155
Non-Cash Financing Activities
Purchase of Silversea Cruises non-controlling interest	$—	$592,313	$—
Termination of Silversea Cruises contingent consideration obligation	$—	$16,564	$—
Common stock issuances pending cash settlement and included in trade receivables	$—	$121,352	$—
___________________________________________________________________

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands, except per share data)
Balances at January 1, 2019	$2,358	$3,420,900	$10,263,282	$(627,734)	$(1,953,345)	$11,105,461
Activity related to employee stock plans	7	73,059	—	—	(5,164)	67,902
Common stock dividends, $2.96 per share	—	—	(618,843)	—	—	(618,843)
Changes related to cash flow derivative hedges	—	—	—	(151,313)	—	(151,313)
Change in defined benefit plans	—	—	—	(19,535)	—	(19,535)
Foreign currency translation adjustments	—	—	—	869	—	869
Purchases of treasury stock	—	—	—	—	(99,582)	(99,582)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,878,887	—	—	1,878,887
Balances at December 31, 2019	2,365	3,493,959	11,523,326	(797,713)	(2,058,091)	12,163,846
Activity related to employee stock plans	9	29,750	—	—	—	29,759
Common stock issuance	226	1,552,500				1,552,726
Equity component of convertible notes, net of issuance costs	—	307,640	—	—	—	307,640
Acquisition of Silversea non-controlling interest	52	608,825	—	—	—	608,877
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	38,010	—	38,010
Change in defined benefit plans	—	—	—	(19,984)	—	(19,984)
Foreign currency translation adjustments	—	—	—	40,346	—	40,346
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	(5,797,462)	—	—	(5,797,462)
Balances at December 31, 2020	2,652	5,998,574	5,562,775	(739,341)	(2,063,991)	8,760,669
Activity related to employee stock plans	5	62,991	—	—	—	62,996
Common stock issuance	170	1,495,732	—	—	—	1,495,902
Changes related to cash flow derivative hedges	—	—	—	4,046	—	4,046
Change in defined benefit plans	—	—	—	8,707	—	8,707
Foreign currency translation adjustments	—	—		15,703	—	15,703
Purchases of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(5,260,499)	—	—	(5,260,499)
Balances at December 31, 2021	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$5,085,556
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined 61 ships as of December 31, 2021. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
We have restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Our return to service efforts incorporate our enhanced health and safety protocols, and the requirements of regulatory agencies, which has resulted in reduced guest occupancy, modified itineraries and vaccination protocols.
By the end of December 2021, we operated 50 of our Global and Partner Brand ships, representing over 85% of our fleet's capacity, and carried approximately 1.3 million guests since we resumed operations. We expect to operate approximately 95% of our planned capacity in the first quarter of 2022. Additionally, we expect that the rest of the fleet will return to operations before the summer season.
Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection, and its related variants, and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.
Significant events affecting travel, including COVID-19 and our gradual resumption of cruise operations, typically have an impact on the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The estimation of our future liquidity requirements include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•Expected continued gradual resumption of cruise operations;
•Expected sustained increase in revenue per available passenger cruise day during our continued resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during our continued resumption of cruise operations, increasing over time until we reach historical occupancy levels; and
•Expected spend during our continued resumption of cruise operations, including returning our crew members to our vessels and maintaining enhanced health and safety protocols.
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
The accompanying notes are an integral part of these consolidated financial statements.

dividend payments. Additionally, we expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities.
As of December 31, 2021, we had liquidity of $3.5 billion, including $0.1 billion of undrawn revolving credit facility capacity, $2.7 billion in cash and cash equivalents and a $0.7 billion commitment for a 364-day term loan facility. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of December 31, 2021. We temporarily applied the net proceeds of the $1.0 billion January 2022 Unsecured Notes to repay borrowings under our revolving credit facilities, bringing our undrawn revolving credit facility capacity to $1.1 billion as of the date of the issuance of this report, from $0.1 billion as of December 31, 2021.
During the fourth quarter of 2021, we amended $7.3 billion of outstanding export-credit financing plus committed export-credit facilities to modify financial covenant levels for 2023 and 2024, following the waiver period through and including the fourth quarter of 2022. Refer to Note 8. Debt for further discussion on the $1.0 billion senior notes issued in January of 2022, our 2021 financing activities, and for further information regarding the amendments made to our debt facilities and credit card processing agreements, including related covenants. As of December 31, 2021, we were in compliance with our financial covenants.
Based on our assumptions regarding the impact of COVID-19 and our resumption of operations, as well as our present financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements.
Beyond the next 12 months, in June of 2023, approximately $3.2 billion of long- term debt will need to be refinanced in order to maintain the Company's liquidity position.
In February 2022, we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Priority Guaranteed Notes due 2023, and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
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
On July 9, 2020, we acquired the remaining 33.3% interest in Silversea Cruises that we did not already own from Heritage Cruise Holding Ltd. As a result of the acquisition of the noncontrolling interest, Silversea Cruises is now a wholly owned cruise brand. As consideration for the noncontrolling interest, we issued to Heritage 5.2 million shares of common stock, par value
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$0.01 per share, of Royal Caribbean Cruises Ltd. Pursuant to the agreement governing the acquisition, among other things, the parties terminated any existing obligation to issue Heritage any contingent consideration, at fair value, in connection with our acquisition of a 66.7% interest in Silversea Cruises on July 31, 2018. The share purchase did not result in a change of control. The purchase was accounted for as an equity transaction and no gain or loss was recognized in earnings.
Prior to October 1, 2021, we consolidated the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective October 1, 2021, we eliminated the three-month reporting lag to reflect Silversea Cruises' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Silversea reporting lag"). The elimination of the Silversea reporting lag represents a change in accounting principle which we believe to be preferable because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is immaterial for our fiscal year ended December 31, 2021. As a result, we have accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2021. Accordingly, the results of Silversea Cruises from October 1, 2020 to December 31, 2021 are included in our consolidated statement of comprehensive loss for the year ended December 31, 2021. To effect the change, we have reflected the third quarter 2021 operating results for Silversea Cruises, which were a net loss of $62.6 million within Other income (expense) in our consolidated statement of comprehensive loss for the year ended December 31, 2021.

Note 2. Summary of Significant Accounting Policies
Revenues and Expenses
Deposits received on sales of passenger cruises are initially recorded as customer deposit liabilities on our balance sheet. Customer deposits are subsequently recognized as passenger ticket revenues, together with revenues from onboard and other goods and services and all associated cruise operating expenses of a voyage. For further information on revenue recognition, refer to Note 3. Revenue.
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
Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the asset. The useful lives of our ships are generally 30-35 years, net of a 10%-15% projected residual value. The 30-35-year useful life and 10%-15% residual value are based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Depreciation for assets under finance leases is computed using the shorter of the lease term or related asset life, unless the asset is a finance lease due to title transferring or a purchase option that is reasonably certain of being exercised, in which case the asset is depreciated over the related asset life.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying value of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 6. Property and Equipment for further information on determination of fair value for long-lived assets.
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
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2021 impairment assessments were: (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate; and (ii) weighted average cost of capital (i.e., discount rate). The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the discounted cash flows model for our 2021 impairment assessments were: (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate; (ii) royalty rate; and (iii) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.
Contingencies — Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded as assets when recoverability is probable. We accrue a liability when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
Advertising Costs
Advertising costs are expensed as incurred except those costs which result in tangible assets, such as brochures, which are treated as prepaid expenses and charged to expense as consumed. Advertising costs consist of media and online advertising as well as brochure, production and direct mail costs.
Media advertising was $303.2 million, $138.1 million and $309.4 million, and brochure, production and direct mail costs were $88.9 million, $69.1 million and $156.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $24.3 million, $(1.5) million and $0.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were recorded within Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2021 and December 31, 2020, we had counterparty credit risk exposure under our derivative instruments of $1.9 million and $26.9 million respectively, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Segment Reporting
As of December 31, 2021, we controlled and operated three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises. We also own a 50% joint venture interest in TUIC, that operates the German brands TUI Cruises and Hapag-Lloyd Cruises. We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chief Executive Officer has been identified as the chief operating decision-maker and all significant operating decisions including the allocation of resources are based upon the analyses of the Company as one segment. Refer to Note 3. Revenue for passenger ticket revenue information by geographic area.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The ASU is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual periods, with early adoption permitted no earlier than the fiscal year beginning after December 15, 2020. We plan to adopt the new guidance on January 1, 2022 using the modified retrospective approach and expect to record a cumulative effect of adoption of approximately $146 million to retained earnings. The adoption will also result in a reduction to additional paid in capital of $308 million, and an increase to debt by $162 million primarily as a result of the reversal of the remaining non-cash convertible debt discount. The guidance will also result in a decrease in interest expense and will require us to use the more dilutive "if-converted" method when calculating the dilutive impact of our convertible debt instruments on earnings per share.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Revenue
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $104.8 million,$125.0 million and $666.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenues by itinerary
North America(1)	$1,039,783	$1,342,429	$6,392,354
Asia/Pacific(2)	128,348	411,865	1,529,898
Europe(3)	180,256	18,604	1,942,057
Other regions	77,985	241,590	567,904
Total revenues by itinerary	1,426,372	2,014,488	10,432,213
Other revenues(4)	105,761	194,317	518,448
Total revenues	$1,532,133	$2,208,805	$10,950,661
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2021, 2020 and 2019, our guests were sourced from the following areas:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2021	2020	2019
Passenger ticket revenues:
United States	76%	67%	65%
All other countries (1)	24%	33%	35%
(1)No other individual country's revenue exceeded 10% for the years ended December 31, 2021, 2020 and 2019.
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
The reduction in demand for cruising due to the COVID-19 pandemic resulted in lower than historical levels of advance bookings and the associated customer deposits received. At the same time, we experienced significant cancellations as a result of the COVID-19 pandemic, which led to issuance of refunds to customers, while the remainder have been rebooked on future cruises or received credits in lieu of cash refunds.
As of December 31, 2021, refunds due to customers mostly as a result of cancelling their sailings were $38.8 million compared to $95.8 million as of December 31, 2020 and are included within Accounts payable in our consolidated balance sheets. Customer deposits also include deposits related to cancelled cruises prior to the election of a cash refund by guests. Due to the uncertainty related to the timing and pace of our return for cruising, we are unable to estimate the amount of the December 31, 2021 customer deposits that will be recognized in earnings compared to amounts that will be refunded to customers or issued as a credit for future travel through the end of 2022. Customer deposits presented in our consolidated balance sheets include contract liabilities of $814.3 million and $124.8 million as of December 31, 2021 and December 31, 2020, respectively.
We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”) or elect to receive refunds in cash. As of December 31, 2021, our customer deposit balance includes approximately $600.0 million of unredeemed FCCs. As of December 31, 2021, the expiration date of the FCCs was extended until April 2022 for sailings departing on or before December 2022. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that may expire unused in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2021 and 2020, our contract assets were $52.9 million and $53.7 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

commissions were $75.4 million and $1.1 million as of December 31, 2021 and 2020, respectively. Our prepaid travel advisor commissions at December 31, 2020 were expensed and reported primarily within Other operating in our consolidated statements of comprehensive income (loss) during the year ended December 31, 2021.
Note 4. Goodwill
The impact of COVID-19 on our operating plans and projected cash flows resulted in the completion of interim impairment assessments in respect of certain reporting units as of March 31, 2020 and June 30, 2020, in addition to our annual goodwill impairment assessments performed as of November 30, 2020, and November 30, 2021. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
In respect to the Royal Caribbean International reporting unit, we determined that the fair value of the Royal Caribbean International reporting unit exceeded its carrying value as of March 31, 2020 and June 30, 2020 by approximately 30% and 8%, respectively, resulting in no impairment to the Royal Caribbean International goodwill in those periods. We did not perform an interim impairment evaluation of Royal Caribbean International's goodwill during the quarter ended September 30, 2020 as no triggering events were identified. As of November 30, 2020, we performed our annual goodwill impairment review and determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by approximately 14%. We did not perform interim impairment evaluations during the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 as no triggering events were identified.
In respect to the Silversea Cruises reporting unit, we determined the carrying value of the reporting unit exceeded its fair value as of March 31, 2020. Accordingly, we recognized a goodwill impairment charge of $576.2 million for the quarter ended March 31, 2020. We did not perform interim impairment evaluations of Silversea Cruises' reporting unit during the quarters ended June 30, 2020 and September 30, 2020 as no triggering events were identified. As of November 30, 2020, we performed our annual goodwill impairment review and determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 12%. We did not perform interim impairment evaluations during the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 as no triggering events were identified.
As of November 30, 2021, we performed our annual goodwill impairment reviews and determined no incremental impairment losses existed at the date of this annual assessment. We determined the fair value of the Royal Caribbean International and Silversea Cruises reporting units exceeded their carrying values by approximately 38% and 35%, respectively, at the date of this annual assessment.
The gradual resumption of cruise operations, as further discussed in Note 1. General, and possibility of further delays or suspensions create uncertainty in forecasting operating cash flows. The fair value of the Royal Caribbean International reporting unit as of March 31, 2020 was determined using a probability-weighted discounted cash flow model. For the June 30, 2020 and November 30, 2020 assessments, we used a probability-weighted discounted cash flow model in combination with a market-based valuation approach. For the Silversea reporting unit, a probability-weighted discounted cash flow model in combination with a market-based valuation approach was used for all periods assessed in 2020. As of November 30, 2021, a discounted cash flow model was used in combination with a market-based valuation approach for both reporting units. This requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support our Royal Caribbean International and Silversea Cruises reporting unit impairment assessments consisted of:
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above, which may result in impairments to these assets in the future.
The carrying value of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the years ended December 31, 2021 and 2020 were as follows (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises (1)	Total
Balance at December 31, 2019	$299,226	$1,632	$1,084,786	$1,385,644
Impairment charge	—	—	(576,208)	(576,208)
Transfer of goodwill attributable to the 2019 purchase of photo operations onboard our ships (2)	(2,694)	2,694	—	—
Foreign currency translation adjustment	44	—	—	44
Balance at December 31, 2020	296,576	4,326	508,578	809,480
Foreign currency translation adjustment	(97)	—	—	(97)
Balance at December 31, 2021	$296,479	$4,326	$508,578	$809,383
__________________________________________________
(1)In 2018, we acquired a 66.7% equity stake in Silversea Cruises. Our controlling interest purchase price allocation was final during 2019. In 2020, we acquired the remaining 33.3% minority interest, making Silversea Cruises a wholly owned brand. Refer to Note 1. General for further information.
(2)In 2019, we purchased the photo operations onboard our ships from our former concessionaire. The acquisition was accounted for as a business purchase combination using the purchase method of accounting which requires the use of fair value measurements. The business combination, including purchase transaction and assets acquired, was immaterial to our consolidated financial statements.
Note 5. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
The impact of COVID-19 on our operating plans and projected cash flows resulted in the completion of an interim impairment assessment for the Silversea Cruises trade name as of March 31, 2020, in addition to our annual indefinite-lived intangible asset impairment assessments performed as of November 30, 2020 and November 30, 2021. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
As a result of our evaluation, we determined the carrying value of the Silversea Cruises trade name exceeded its fair value as of March 31, 2020. Accordingly, we recognized an impairment charge of $30.8 million for the quarter ended March 31, 2020. We did not perform interim impairment evaluations of Silversea Cruises' trade name during the quarters ended June 30, 2020 and September 30, 2020, as no triggering events were identified. As of November 30, 2020, we performed our annual trade name impairment review and determined the fair value of the Silversea Cruise trade name exceeded its carrying value by approximately 3%. We did not perform interim impairment evaluations of Silversea Cruises' trade name during the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021 as no triggering events were identified.
As of November 30, 2021, we performed our annual trade name impairment review and determined no incremental impairment losses existed at the date of this annual assessment. We determined the fair value of the Silversea Cruises trade name exceeded its carrying value by approximately 19% at the date of this annual assessment. The adverse impact COVID-19 will continue to have on our business, operating results, cash flows and overall financial condition is uncertain and may result in changes to the assumptions used in the impairment tests discussed above. In addition, delays in achieving occupancy levels at historical levels or changes to our planned ship deliveries could adversely impact our expected occupancy rates and may result in additional impairment charges of the Silversea Cruises trade name in the future.
The gradual resumption of cruise operations, as further discussed in Note 1. General, and possibility of further delays or suspensions create uncertainty in forecasting operating cash flows. The determination of our trade name fair values using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, require the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises trade name impairment assessments consisted of:
•Forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate;

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
The following is a summary of our intangible assets as of December 31, 2021 (in thousands, except weighted average amortization period), with Silversea Cruises' trade name representing approximately $318.7 million of the indefinite-lived intangible asset balance:

	As of December 31, 2021
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	11.6	$97,400	$22,186	$—	$75,214
Galapagos operating license	22.6	47,669	9,802	—	37,867
Other finite-life intangible assets	0	11,560	11,560	—	—
Total finite-life intangible assets		156,629	43,548	—	113,081
Indefinite-life intangible assets (1)		352,275	—	30,800	321,475
Total intangible assets, net		$508,904	$43,548	$30,800	$434,556

(1) Primarily relates to the Silversea Cruises trade name.
The following is a summary of our intangible assets as of December 31, 2020 (in thousands, except weighted average amortization period):

	As of December 31, 2020
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	12.8	$97,400	$14,069	$—	$83,331
Galapagos operating license	23.8	47,669	7,621	—	40,048
Other finite-life intangible assets	0	11,560	11,560	—	—
Total finite-life intangible assets		156,629	33,250	—	123,379
Indefinite-life intangible assets (1)		352,275	—	30,800	321,475
Total intangible assets, net		$508,904	$33,250	$30,800	$444,854
(1) Primarily relates to the Silversea Cruises trade name.
The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
2022	$8,179
2023	$8,179
2024	$8,179
2025	$8,179
2026	$8,179

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2021	2020
Ships	$31,357,703	$29,872,655
Ship improvements	2,152,457	2,108,922
Ships under construction	1,180,486	1,078,243
Land, buildings and improvements, including leasehold improvements and port facilities	746,785	524,849
Computer hardware and software, transportation equipment and other	1,650,249	1,678,903
Total property and equipment	37,087,680	35,263,572
Less—accumulated depreciation and amortization(1)	(11,179,731)	(10,016,977)
	$25,907,949	$25,246,595
(1)Amount includes accumulated depreciation and amortization for assets in service.
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $58.8 million, $59.1 million, and $56.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.
During 2021, we took delivery of Odyssey of the Seas, Silver Dawn and, with our joint venture partner TUIC, we took delivery of Hanseatic Spirit. The November 2021 delivery and related financing for the Silver Dawn was reported in our consolidated financial statements as of and for the year ended December 31, 2021, as a result of the elimination of the Silversea Cruises three month reporting lag. In January of 2022, we took delivery of Wonder of the Seas. Refer to Note 8. Debt for further information on the financings for Odyssey of the Seas and Wonder of the Seas and to Note 9. Leases on the financing for Silver Dawn.
During the first quarter 2020, we determined that the lease for Silver Explorer, operated by Silversea Cruises and previously classified as a finance lease, was an operating lease based on modification of the terms of the lease. Accordingly, Silver Explorer is included within Operating lease right-of use assets, Current portion of operating lease liabilities, and Long term lease liabilities in our consolidated balance sheets. Refer to Note 9. Leases for further information.
Long-lived Assets impairments
We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment losses exist. The impact of COVID-19 on our expected future operating cash flows, as well as decisions to dispose of certain vessels, resulted in the identification of impairment triggers for certain vessels in 2020. Refer to Note 1. General for further information regarding COVID-19 and its impact to the Company.
We estimated the recoverability of certain vessels using undiscounted cash flow analyses at interim dates throughout 2020 and at December 31, 2020. A number of vessels were found to have net carrying values in excess of their estimated undiscounted future cash flows and, as such, were subject to fair value assessments. Fair value was determined based on our intended use of the identified vessels and, as such, we used a combination of discounted cash flows, replacement cost, scrap and residual value techniques to estimate fair value. Differences between the estimated fair values and the net carrying values were recorded as an impairment charge within the period the loss was identified. Consequently, we recorded $635.5 million of impairment losses during the year ended 2020. Included in this 2020 amount are $171.3 million impairment losses recorded for the three ships that we chartered to Pullmantur Holdings, prior to its filing for reorganization. Refer to Note 7. Other Assets for further information regarding Pullmantur's reorganization. During the quarter ended September 30, 2020, we sold the ships previously chartered to Pullmantur Holdings to third parties for amounts approximating their carrying values and no further impairment was recorded. Also included in the $635.5 million impairment loss for the year ended December 31, 2020, is a $166.8 million impairment charge for the three Azamara ships included in the sale of the Azamara brand, effective March 19, 2021. There were no vessel impairment charges for the year ended December 31, 2021.
The suspension of operations, as discussed in Note 1. General, and the possibility of further suspensions create uncertainty in forecasting undiscounted cash flows, which are used to determine if a vessel is at risk of impairment and in estimating the fair value of our ships. Our principal assumptions used in our undiscounted cash flows consisted of:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the years ended December 31, 2021 and 2020, we also determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of our capital cost containment measures in response to the COVID-19 impact on our liquidity. We recorded property and equipment impairment charges of $55.2 million and $91.5 million, during the years ended December 31, 2021 and December 31, 2020, respectively, which primarily related to construction in progress assets.
These impairment charges were reported within Impairment and Credit Losses in our consolidated statements of comprehensive (loss) income.
Note 7. Other Assets
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
As of December 31, 2021, the net book value of our investment in TUIC was $444.4 million, primarily consisting of $322.4 million in equity and a loan of €103.0 million, or approximately $117.2 million, based on the exchange rate at December 31, 2021. As of December 31, 2020, the net book value of our investment in TUIC was $538.4 million, primarily consisting of $387.5 million in equity and a loan of €118.9 million, or approximately $145.5 million, based on the exchange rate at December 31, 2020. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables. In June 2021, Hapag-Lloyd Cruises received delivery of the Hanseatic Spirit, a 230 berth luxury expedition cruise vessel.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Pullmantur Holdings, in which we have a 49% noncontrolling interest and Springwater Capital LLC has a 51% interest, is a VIE for which we are not the primary beneficiary as we do not have the power to direct the activities that most significantly impact the entity's economic performance. In 2020, Pullmantur Holdings and certain of its

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subsidiaries filed for reorganization under the terms of the Spanish insolvency laws due to the negative impact of the COVID-19 pandemic on the companies, and on July 15, 2021, Pullmantur Holdings and certain of its subsidiaries filed for liquidation. We suspended the equity method of accounting for Pullmantur Holdings during the second quarter of 2020 as we do not intend to fund the entity's future losses and lost our ability to exert significant influence over the entity's activities as a result of the reorganization and liquidation process.
In connection with the reorganization, we terminated the agreements chartering three of our ships to Pullmantur Holdings and sold the ships to third parties during the quarter ended September 30, 2020 for amounts approximating their carrying values. Refer to Note 6. Property and Equipment for further discussion on the impact of the ships' sale on our consolidated financial statements. In addition, we recognized a loss of $69.0 million within Other expense in our consolidated statements of comprehensive (loss) income, during the quarter ended June 30, 2020 representing deferred currency translation adjustment losses, net of hedging, as we no longer had significant involvement in the Pullmantur operation.
During the quarter ended June 30, 2020, we entered into an agreement with Springwater Capital LLC to settle the guarantees previously issued by them and for costs that we incurred as a result of Pullmantur S.A.'s reorganization. As part of this settlement, we agreed to provide Pullmantur guests the option to apply their paid deposits toward a Royal Caribbean International or Celebrity Cruises sailing, or request a cash refund. The estimated total cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the liquidation were approximately $10.2 million and $21.6 million for the years ended December 31, 2021 and 2020, respectively. These amounts were recorded in Other operating and in Other expense in our consolidated statements of comprehensive (loss) income for the years ended December 31, 2021 and 2020.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the years ended December 31, 2021 and 2020, we made payments of $9.3 million and $0.2 million, respectively, to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity.
Given the impact of the COVID-19 pandemic to our business, we evaluated whether our equity method investments were other than temporarily impaired. During the quarter ended March 31, 2020, we performed an impairment evaluation on our investment in Grand Bahama. As a result of the evaluation, we did not deem our investment balance to be recoverable and recorded an impairment charge of $30.1 million. The impairment assessment and the resulting charge on our equity method investment in Grand Bahama were determined based on management’s estimates and projections. We are currently recognizing our share of net accumulated equity method losses against the carrying value of our loans receivable from Grand Bahama, for which there were no impairments during 2021.
For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 16. Fair Value Measurements and Derivative Instruments.
As of December 31, 2021, we had exposure to credit loss in Grand Bahama consisting of a $11.1 million loan. Our loan to Grand Bahama matures March of 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the year ended December 31, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive any principal and interest payments during the year ended December 31, 2020. The remaining loan balance is included within Other assets in our consolidated balance sheets.
We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows. Effective April 1, 2020, we placed the loan in non-accrual status based on our review of Grand Bahama's projected cash flows which have been adversely affected by impacts to their operations caused by the 2019 crane accident related to Oasis of the Seas, Hurricane Dorian and most recently, COVID-19. During the year ended December 31, 2021, no credit losses were recorded related to the fully matured loan, nor the outstanding loan.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above, (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2021	2020	2019
Share of equity (loss) income from investments	$(135,469)	$(213,286)	$230,980
Dividends received (1)	$—	$2,215	$150,177
(1) For the year ended December 31, 2019, TUI Cruises paid us dividends totaling €170.0 million, or approximately $190.3 million, based on the exchange rates at the time of the transactions. There were no dividends received from TUI Cruises for the years ended December 31, 2021 and 2020, respectively. The amounts included in the table above are net of tax withholdings.

	As of December 31,
	2021	2020
Total notes receivable due from equity investments	$130,587	$164,596
Less-current portion (1)	21,508	29,501
Long-term portion (2)	$109,079	$135,095
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUI Cruises GmbH and provided management services to Pullmantur Holdings (which filed for reorganization, and liquidation in Spain in 2020). Additionally, we bareboat chartered to Pullmantur Holdings the vessels previously operated by its brands, which were retained by us following the sale of our 51% interest in Pullmantur Holdings. These bareboat charters were terminated when Pullmantur Holdings filed for reorganization in Spain. We recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Year ended December 31,
	2021	2020	2019
Revenues	$24,568	$21,372	$47,242
Expenses	$6,275	$4,986	$4,304
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2021	2020
Current assets	$736,263	$488,329
Non-current assets	5,241,302	5,456,061
Total assets	$5,977,565	$5,944,390

Current liabilities	$1,225,032	$1,106,700
Non- current liabilities	3,860,646	3,771,992
Total liabilities	$5,085,678	$4,878,692

	Year ended December 31,
	2021	2020	2019
Total revenues	$679,137	$619,795	$2,354,744
Total expenses	(897,308)	(939,481)	(1,875,952)
Net (loss) income	$(218,171)	$(319,686)	$478,792

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements. In evaluating the credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, during the year ended December 31, 2021, we recorded a loss provision of $43.8 million. The 2021 loss provision was primarily related to a note receivable of approximately $24.3 million due from an investment previously reported under the equity-method of accounting, which we subsequently determined was no longer recoverable and wrote the amount off from our credit loss allowance. The 2021 credit loss provision also includes $12.6 million of other receivable balances primarily related to loans due from travel advisors. Our credit loss allowance beginning balance as of January 1, 2021 primarily relates to credit losses recognized during 2020 on notes receivable for the previous sale of our property and equipment of $81.6 million.
The following table summarizes our credit loss allowance related to receivables for the year ended December 31, 2021 (in thousands):

Credit Loss Allowance
Balance at January 1, 2021	$85,447
Loss provision for receivables	43,822
Write-offs	$(29,077)
Balance at December 31, 2021	$100,192

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt
Debt consists of the following (in thousands):

			As of December 31,
	Interest Rate(1)	Maturities Through	2021	2020
Fixed rate debt:
Unsecured senior notes	3.70% - 9.13%	2022 - 2028	$5,604,498	$2,464,994
Secured senior notes	10.88% - 11.50%	2023 - 2025	2,354,037	3,895,166
Unsecured term loans	2.53% - 5.41%	2028 - 2032	2,860,567	3,210,161
Convertible notes	2.88% - 4.25%	2023	1,558,780	1,454,488
Total fixed rate debt			12,377,882	11,024,809
Variable rate debt:
Unsecured revolving credit facilities(2)	1.51% -1.91%	2022 - 2024	2,899,342	3,289,000
Unsecured UK Commercial paper		2021	—	409,319
USD unsecured term loan	0.71% - 3.17%	2022 - 2033	5,018,740	4,002,249
Euro unsecured term loan	1.74% -2.25%	2022 - 2028	685,633	705,064
Total variable rate debt			8,603,715	8,405,632
Finance lease liabilities			472,275	213,365
Total debt (3)			21,453,872	19,643,806
Less: unamortized debt issuance costs			(363,532)	(314,763)
Total debt, net of unamortized debt issuance costs			21,090,340	19,329,043
Less—current portion including commercial paper			(2,243,131)	(1,371,087)
Long-term portion			$18,847,209	$17,957,956
(1)Interest rates based on outstanding loan balance as of December 31, 2021 and, for variable rate debt, includes either LIBOR or EURIBOR plus the applicable margin.
(2)Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest rate was 1.51%, as of December 31, 2021 and is subject to a facility fee of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 1.91% as of December 31, 2021 and is subject to a facility fee of a maximum of 0.30%.
(3)At December 31, 2021 and 2020, the weighted average interest rate for total debt was 5.47% and 6.02%, respectively.

In March 2021, we amended our $1.55 billion unsecured revolving credit facility due October 2022 and our $1.0 billion unsecured term loan due April 2022. These amendments, among other things, extend the maturity date or termination date of certain of the advances and commitments, as applicable, under the facilities held by consenting lenders by 18 months and increase the interest rate margin and/or the facility fee, as applicable, with respect to advances and commitments held by such lenders. Consenting lenders also received a prepayment and commitment reduction equal to 20% of their respective outstanding advances and commitments. Following these amendments, the aggregate revolving capacity of the revolving credit facility is approximately $1.3 billion, with approximately $0.2 billion terminating in October 2022 and approximately $1.1 billion terminating in April 2024 and the aggregate principal balance of the term loan is approximately $0.9 billion, with approximately $0.3 billion maturing in April 2022 and approximately $0.6 billion maturing in October 2023.
As of December 31, 2021, our aggregate revolving borrowing capacity was $3.2 billion and was mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

satisfied by posting collateral. As of December 31, 2021, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $193.3 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are held in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected cash exposure with the processor, including amounts currently held and reported in Trade and other receivables, is approximately $285.0 million. The amount and timing are dependent on future factors that are uncertain, such as the pace of resumption of cruise operations, volume of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
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
In March 2021, we issued $1.50 billion of senior unsecured notes that mature in 2028, for net proceeds of $1.48 billion. Interest on the senior notes accrues at 5.5% per annum and is payable semi-annually. We used the proceeds from the notes to repay principal payments on debt maturing or required to be paid in 2021 and 2022, and the remaining for general corporate purposes.
In March 2021, we extended our binding commitment from Morgan Stanley Senior Funding Inc. for a $700.0 million term loan facility by one year. The commitment was initially obtained in August 2020, and as amended, we may draw on the facility at any time prior to August 12, 2022. Once drawn, the loan will bear interest at LIBOR plus 3.75% and will mature 364 days from funding. In addition, the facility, once drawn, will be guaranteed by RCI Holdings, LLC, our wholly owned subsidiary that owns the equity interests in subsidiaries that own seven of our vessels. We have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased commitments and the issuance of guarantees from additional subsidiaries.
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
Additionally, during the second quarter of 2021, we repaid in full a $130 million term loan.
In August 2021, we issued $1.0 billion of senior notes due in 2026 (the "August Unsecured Notes") for net proceeds of approximately $986.0 million. Interest accrues on the August Unsecured Notes at a fixed rate of 5.50% per annum and is payable semi-annually in arrears. We used the proceeds of the August Unsecured Notes to replenish our capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025, in the amount of $928.0 million plus accrued interest and premiums. The repayment of the 11.50% senior secured notes due 2025 resulted in a total loss on the extinguishment of debt of $141.9 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2021.
In January 2022, we took delivery of Wonder of the Seas. To finance the delivery, we borrowed a total of $1.3 billion under a credit agreement novated to us in July of 2017, resulting in an unsecured term loan which is 100% guaranteed by Bpifrance Assurance Export ("BpiFAE"), the official export credit agency of France. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.18%.
In January 2022, we issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990.0 million. Interest accrues on the January 2022 Unsecured Notes at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from the January 2022 Unsecured Notes will be used to repay principal payments on debt maturing in 2022. Pending such debt maturities, we have temporarily applied the proceeds to repay borrowings under our

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revolving credit facilities, bringing our undrawn revolving credit facility capacity to $1.1 billion as of the date of the issuance of this report from $0.1 billion as of December 31, 2021.
In February 2022, we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Priority Guaranteed Notes due 2023, and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
During 2020, we amended all of our export credit facilities, all of our non-export credit facilities and certain of our credit card processing agreements which contain financial covenants to extend the financial covenant waiver through and including the fourth quarter of 2021. During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and certain of our credit card processing agreements to extend the waiver of the financial covenants through and including the third quarter of 2022 or, if earlier, that date falling after January 1, 2022 on which we elect to comply with the modified covenants. Pursuant to the amendments, we have modified the manner in which such covenants are calculated (temporarily in certain cases and permanently in others) as well as the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2023. As of December 31, 2021, the monthly-tested minimum liquidity covenant was $350 million for the duration of the waiver period. As of the date of these financial statements, we were in compliance with the applicable minimum liquidity covenant. Pursuant to these amendments, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
During the first quarter of 2021, we also amended $6.3 billion of our export credit facilities to extend the waiver of the financial covenants through and including at least the end of the third quarter of 2022, and during the third quarter of 2021, we entered into a letter agreement to extend the waiver period to the end of the fourth quarter of 2022. During the fourth quarter of 2021, we amended $7.3 billion of outstanding export-credit financing plus committed export-credit facilities to modify financial covenant levels for 2023 and 2024, following the waiver period through and including the fourth quarter of 2022. These amendments deferred $1.15 billion of principal payments due between April 2021 and April 2022. The deferred amounts will be repayable semi-annually over a five-year period starting in April 2022. Pursuant to these amendments, we have agreed to implement the same liquidity covenant that applies in our non-export credit facilities. The amendments also provide for mandatory prepayment of the deferred amounts upon the taking of certain actions. Subject to a number of carve outs, these include, but are not limited to, issuance of dividends, completion of share repurchases, issuances of debt other than for crisis and recovery purposes, the making of loans and the sale of assets other than at arm’s length
In the fourth quarter of 2020 and the first quarter of 2021, we entered into amendments to our outstanding and committed export-credit facilities to provide for the issuance of guarantees in satisfaction of existing obligations under these facilities. Following issuance (which, in the case of the undrawn facilities, will occur once the debt is drawn), the guarantees will be released under certain circumstances as other debt is repaid or refinanced on an unsecured and unguaranteed basis. In connection with and following the issuance of the guarantees, the guarantor subsidiaries are restricted from issuing additional guarantees in favor of lenders (other than those lenders who are party to the ECA facilities), and certain of the guarantor subsidiaries are restricted from incurring additional debt. In addition, the ECA facilities will benefit from guarantees to be issued by intermediary parent companies of subsidiaries that take delivery of any new vessels subject to export-credit backed financing.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of December 31, 2021, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
In March 2020, we increased the capacity of our $1.7 billion and $1.2 billion unsecured revolving credit facilities due in 2024 and 2022, by $200 million and $400 million, respectively, utilizing their respective accordion features. As of December 31, 2020, our aggregate revolving borrowing capacity was $3.5 billion and was fully utilized through a combination of amounts drawn and letters of credit issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agencies and associations that provide travel related bonds allow the surety to request collateral in the form of cash or letters of credit. As of December 31, 2020, we posted collateral in the amount of approximately $91 million.
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
In May 2020, we issued $3.32 billion of senior secured notes (the "Secured Notes") for net proceeds of approximately $3.2 billion. We repaid the $2.35 billion, 364-day senior secured term loan in its entirety with a portion of the proceeds of the Secured Notes. $1.0 billion of the notes accrue interest at 10.875% and mature in June of 2023 (the "2023 Secured Notes"). The remaining $2.32 billion of the Secured Notes accrue interest at 11.5% and mature in June of 2025 (the "2025 Secured Notes"). The Secured Notes are fully and unconditionally guaranteed by Celebrity Cruises Holdings Inc., Celebrity Cruises Inc., and certain of our wholly-owned vessel-owning subsidiaries. $1.66 billion of the obligations under the Secured Notes and the related guarantees are secured by first priority security interests in the collateral (which generally includes certain of our material intellectual property, a pledge of 100% of the equity interests of certain of our vessel-owning subsidiaries, the collateral account established pursuant to the indenture governing the Secured Notes (the "Secured Notes Indenture"), mortgages on the 28 vessels owned by such subsidiaries, and an assignment of insurance and earnings in respect of such vessels, subject to permitted liens and certain exclusions and release provisions), subject to certain adjustments after the date of issuance based on our debt rating as of the date of issuance and our lien basket amount in certain of our credit facilities. Prior to March 1, 2023, we may, at our option, redeem some or all of the 2023 Secured Notes at 100% of the principal amount thereof plus accrued and unpaid interest plus the applicable “make-whole premium” described in the Secured Notes Indenture. On or after March 1, 2023, we may, at our option, redeem some or all of the 2023 Secured Notes at a redemption price equal to 100% of the principal amount of the 2023 Secured Notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at 100% of the principal amount plus accrued and unpaid interest plus the applicable “make-whole premium” described in the Secured Notes Indenture. On or after June 1, 2022, we may, at our option, redeem some or all of the 2025 Secured Notes at the applicable redemption prices set forth in the Secured Notes Indenture. In addition, on or prior to June 1, 2022, we may, at our option, redeem up to 40% of the 2025 Secured Notes with the proceeds from certain equity offerings at the redemption price listed in the Secured Notes Indenture. In addition, we may redeem all, but not part, of the Secured Notes upon the occurrence of specified tax events set forth in the Secured Notes Indenture.
In June 2020, we issued $1.0 billion of senior unsecured notes which accrue interest at 9.125% and mature in June of 2023. The notes are fully and unconditionally guaranteed by RCI Holdings LLC, which owns 100% of the equity interests in certain of our wholly-owned vessel-owning subsidiaries.
In June 2020, RCL Cruises Ltd., our subsidiary that operates and manages our business in the United Kingdom, established a commercial paper facility for the purpose of issuing short-term, unsecured Sterling-denominated notes that are eligible for purchase under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility commercial paper program in an aggregate principal amount up to £300.0 million. The maturities of the commercial paper notes can vary by note, but cannot exceed 364 days from the date of issuance. As of December 31, 2020, we had £300.0 million, or approximately $409.9 million, based on the exchange rate at December 31, 2020, of commercial paper notes outstanding under this program. During the first quarter of 2021, we repaid in full the £300.0 million notes issued under the Joint HM Treasury and Bank of England’s COVID Corporate Financing Facility.
In June 2020, we issued $1.15 billion of convertible notes which accrue interest at 4.25% and mature in June of 2023. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

cash, at our discretion. The initial conversion rate per $1,000 principal amount of the convertible notes is 13.8672 shares of our common stock, which is equivalent to an initial conversion price of approximately $72.11 per share, subject to adjustment in certain circumstances. Prior to March 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:
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
In October 2020, we issued $575 million of senior convertible notes which accrue interest at 2.875% and mature in November of 2023. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. The initial conversion rate per $1,000 principal amount of the convertible notes is 12.1212 shares of our common stock, which is equivalent to an initial conversion price of approximately $82.50 per share, subject to adjustment in certain circumstances. Prior to August 15, 2023, the convertible notes will be convertible at the option of holders during certain periods, and only under the following conditions:
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
The net carrying value of the liability component of the convertible notes was as follows:

(in thousands)	As of December 31, 2021	As of December 31,2020
Principal	$1,725,000	1,725,000
Less: Unamortized debt discount and transaction costs	188,764	312,117
	$1,536,236	$1,412,883
The interest expense recognized related to the convertible notes was as follows:

(in thousands)	As of December 31, 2021	As of December 31, 2020
Contractual interest expense	$65,406	30,832
Amortization of debt discount and transaction costs	118,566	52,518
	$183,972	$83,350
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
Under certain of our agreements, the contractual interest rate, facility fee and/or export credit agency fee vary with our debt rating. On February 25, 2021, S&P Global downgraded our senior unsecured rating from B+ to B, which had no financial impact, and downgraded our 10.875% senior secured notes due 2023 and our 11.50% senior secured notes due 2025 (collectively, "the "Secured Notes") and our Silversea Notes which were fully repaid in June 2021 with proceeds from the $650 million June Unsecured Notes, from BB to BB-. This downgrade had no impact on the terms of the notes.
Following is a schedule of annual maturities on our total debt net of debt issuance costs and including finance leases, as of December 31, 2021 for each of the next five years (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year
2022	$2,243,131
2023	5,376,305
2024	4,026,746
2025	2,293,638
2026	2,533,027
Thereafter	4,617,493
$21,090,340

Note 9. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheet as of December 31, 2021. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
In June of 2021, we exercised our option under our operating lease with SMBC Leasing and Finance, Inc (the "Lessor") to purchase Terminal A at PortMiami in July 2021 for the pre-agreed purchase price of $220.0 million. Upon purchase of the terminal lease in July 2021, the underlying asset was recorded as a leasehold improvement within Property and equipment, net. Our July 2021 purchase of the Port of Miami terminal eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral.
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
Commencing in 2016 when we sold our 51% interest in the Pullmantur brand to Pullmantur Holdings, and continuing through the quarter ended June 30, 2020, we bareboat chartered to Pullmantur Holdings the vessels operated by the Pullmantur brand. On June 22, 2020, Pullmantur S.A., a subsidiary of Pullmantur Holdings, filed for reorganization in Spain, at which time we terminated these bareboat charters. See Note 7. Other Assets for further discussion of Pullmantur Holdings. We accounted for the bareboat charters of these vessels as operating leases for which we were the lessor.
Finance Leases
Silversea Cruises operates the Silver Dawn under a finance lease. We received delivery of the Silver Dawn in November of 2021 under a sale-leaseback agreement with a bargain purchase option at the end of the 15 year lease term. Due to the bargain purchase option at the end of the lease term, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying amount of the ship is reported within Property and Equipment, net in our Consolidated Balance Sheet as of December 31, 2021. The ship has a useful life and residual value of 30 years and 15%, respectively. The total aggregate amount of finance lease liabilities recorded for this ship are $283.7 million and are reflected in Current portion of long-term debt and Long-term debt in our Consolidated Balance Sheet as of December 31, 2021.
Silversea Cruises operates Silver Whisper under a finance lease. In May 2021, the finance lease for the Silver Whisper expiring in 2022 was amended to extend its expiration by 12 months and will now expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of December 31, 2021. The total aggregate amount of finance lease liabilities recorded for this ship was $24.1 million and $31.5 million at December 31, 2021 and December 31, 2020, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.
Supplemental balance sheet information for leases was as follows (in thousands):

	As of December 31, 2021	As of December 31, 2020
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$737,444	$364,910
Accumulated depreciation	(94,729)	(71,288)
Property and equipment, net	642,715	293,622
Operating lease right-of-use assets	542,128	599,985
Total lease assets	$1,184,843	$893,607
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$51,470	$51,856
Long-term debt	420,805	161,509
Total finance lease liabilities	472,275	213,365
Operating lease liabilities:
Current portion of operating lease liabilities	68,922	102,677
Long-term operating lease liabilities	534,726	563,876
Total operating lease liabilities	603,648	666,553
Total lease liabilities	$1,075,923	$879,918

The components of lease expense were as follows (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Lease costs:
Operating lease costs	Commission, transportation and other	$18,860	$38,349	$76,226
Operating lease costs	Other operating expenses	23,261	30,955	27,868
Operating lease costs	Marketing, selling and administrative expenses	18,027	21,971	18,837
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	16,814	6,901	22,044
Interest on lease liabilities	Interest expense, net of interest capitalized	2,593	4,429	8,355
Total lease costs		$79,555	$102,605	$153,330
In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2021, we had no variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss).
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2021	As of December 31, 2020
Weighted average of the remaining lease term
Operating leases	18.18	7.8
Finance leases	23.96	41.2
Weighted average discount rate
Operating leases	6.52%	4.59%
Finance leases	5.54%	6.89%

Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended December 31, 2021	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$42,759	$89,179	$125,307
Operating cash flows from finance leases	$2,593	$4,429	$8,355
Financing cash flows from finance leases	$23,522	$19,778	$32,090

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2021, maturities related to lease liabilities were as follows (in thousands):

Years	Operating Leases	Finance Leases
2022	$101,445	$72,076
2023	104,585	52,340
2024	85,463	43,497
2025	80,182	43,089
2026	74,626	37,900
Thereafter	826,226	632,709
Total lease payments	1,272,527	881,611
Less: Interest	(668,879)	(409,336)
Present value of lease liabilities	$603,648	$472,275
Operating lease payments do not include any costs related to options to extend lease terms as none are reasonably certain of being exercised.
Right-of-use assets impairments
During the year ended December 31, 2020, we identified that the undiscounted cash flows for certain right-of-use assets were less than their carrying values due to the negative impact of COVID-19. We evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $65.9 million to write down these assets to their estimated fair values during the year ended December 31, 2020. For the year ended December 31, 2021, there were no impairments to right-of-use assets.

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
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend from the second quarter of 2020. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.
Common Stock Repurchase Program

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

Note 11. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 14,000,000 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value in excess of $500,000 at the grant date. Options and restricted stock units outstanding as of December 31, 2021, generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Prior to 2012, our officers received a combination of stock options and restricted stock units. Beginning in 2012, our officers instead receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2021, we issued a target number of 296,798 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on the Company's invested capital ("ROIC"), earnings per share ("EPS") and leverage for the year ended December 31, 2023, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2024 for events that are outside of management's control.
Beginning in 2016, our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Declared dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range. In 2021, we issued 350,996 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance, however; grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2021 awards will be based on the Company's ROIC, EPS and leverage for the year ended December 31, 2023, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2024 for events that are outside of management's control.
On January 24, 2018, the Company issued a one-time bonus award for all non-officer employees. These awards vested, in equal installments, over the 3 years following the award issue date. For shoreside eligible employees, awards were issued as equity-settled restricted stock units. As of December 31, 2020, these awards have fully vested.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 2,800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2021, 2020 and 2019, 136,480, 184,936 and 91,586 shares of our common stock were purchased under the ESPP at a weighted-average price of $70.95, $48.08 and $98.20, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Employee Stock-Based Compensation
Classification of expense	2021	2020	2019
Marketing, selling and administrative expenses	$63,638	$39,780	$75,930
Total compensation expense	$63,638	$39,780	$75,930
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The estimated fair value of stock options, less estimated forfeitures, is amortized over the vesting period using the graded-vesting method. We did not issue any stock options during the years ended December 31, 2021, 2020 and 2019.
Stock option activity and information about stock options outstanding are summarized in the following table:

Stock Option Activity	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value(1)
			(years)	(in thousands)
Outstanding at January 1, 2021	49,647	$46.18	0.11	$1,355
Granted	—	—	—	—
Exercised	(49,647)	$46.18	—	—
Canceled	—	$—	—	—
Outstanding at December 31, 2021	—	$—	—	$—
Vested at December 31, 2021	—	$—	—	$—
Options Exercisable at December 31, 2021	—	$—	—	$—
___________________________________________________________________
(1)The intrinsic value represents the amount by which the fair value of stock exceeds the option exercise price.
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $1.5 million and $8.1 million, respectively. As of December 31, 2021, there was no unrecognized compensation cost, net of estimated forfeitures, related to stock options granted under our stock incentive plan. Additionally, there were no stock options outstanding as of December 31, 2021.
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2021	972,592	$91.26
Granted	568,107	$85.08
Vested	(448,469)	$90.90
Canceled	(97,192)	$89.73
Non-vested share units as of December 31, 2021	995,038	$88.19
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2020 and 2019 was $78.51 and $112.13, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2021, 2020 and 2019 was $36.1 million, $31.2 million, and $30.8 million, respectively. As of December 31, 2021, we had $42.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.16 years.

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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2021	267,722	$109.34
Granted	296,798	$84.83
Vested	(66,377)	$123.49
Canceled	(31,791)	$98.78
Non-vested share units as of December 31, 2021	466,352	$92.45

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2020 and 2019 was $95.81 and $87.39 respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2021, 2020 and 2019 was $5.6 million, $24.6 million and $23.0 million, respectively. As of December 31, 2021, we had $14.8 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.51 year.
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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2021	575,432	$116.83
Granted	350,996	$84.83
Vested	(60,011)	$129.23
Canceled	(69,205)	$123.33
Non-vested share units as of December 31, 2021	797,212	$101.25
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2020 and 2019 was $110.21 and $118.08, respectively. As of December 31, 2021, we had $3.3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.36 years.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. (Loss) Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net (Loss) Income attributable to Royal Caribbean Cruises Ltd. for basic and diluted (loss) earnings per share	$(5,260,499)	$(5,797,462)	$1,878,887
Weighted-average common shares outstanding	251,812	214,335	209,405
Dilutive effect of stock-based awards	—	—	525
Diluted weighted-average shares outstanding	251,812	214,335	209,930
Basic (loss) earnings per share	$(20.89)	$(27.05)	$8.97
Diluted (loss) earnings per share	$(20.89)	$(27.05)	$8.95
There were approximately 504,250 and 282,118 antidilutive shares for the years ended December 31, 2021 and 2020, respectively. There were no antidilutive shares for the year ended December 31, 2019.
While the criteria for conversion of our convertible notes has not been met, the shares that would be issued upon conversion of the notes would be antidilutive for the year ended December 31, 2021.
Note 13. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Additional annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $17.9 million, $18.4 million and $21.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Note 14. Income Taxes
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
For the year ended December 31, 2021, we had an income tax benefit of approximately $45.2 million primarily driven by items not qualifying under Section 883. For the year ended December 31, 2020 we had an income tax benefit of approximately $15.0 million and for year ended December 31, 2019 income tax expense was $32.6 million, for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries. Income taxes are recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
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
As of December 31, 2021, the Company had deferred tax assets for U.S. and foreign net operating losses (“NOLs”) of approximately $56.4 million. We have provided a valuation allowance for approximately $20.8 million of these NOLs. $11.6 million of the NOLs are subject to expire between 2022 and 2033.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2021 and 2020.
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

Note 15. Changes in Accumulated Other Comprehensive Income (Loss)
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2019	$(537,216)	$(26,023)	$(64,495)	$(627,734)
Other comprehensive income (loss) before reclassifications	(146,108)	(20,314)	869	(165,553)
Amounts reclassified from accumulated other comprehensive loss	(5,205)	779	—	(4,426)
Net current-period other comprehensive income (loss)	(151,313)	(19,535)	869	(169,979)

Accumulated comprehensive loss at January 1, 2020	(688,529)	(45,558)	(63,626)	(797,713)
Other comprehensive income (loss) before reclassifications	(41,109)	(22,051)	(28,698)	(91,858)
Amounts reclassified from accumulated other comprehensive loss	79,119	2,067	69,044	150,230
Net current-period other comprehensive (loss) income	38,010	(19,984)	40,346	58,372

Accumulated comprehensive loss at January 1, 2021	(650,519)	(65,542)	(23,280)	(739,341)
Other comprehensive (loss) income before reclassifications	(16,667)	4,790	15,703	3,826
Amounts reclassified from accumulated other comprehensive loss	20,713	3,917	—	24,630
Net current-period other comprehensive (loss) income	4,046	8,707	15,703	28,456

Accumulated comprehensive loss at December 31, 2021	$(646,473)	$(56,835)	$(7,577)	$(710,885)
The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	(43,185)	(25,267)	(4,289)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(15,359)	(14,679)	(14,063)	Depreciation and amortization expenses
Foreign currency forward contracts	(2,797)	(7,315)	(5,080)	Other income (expense)
Fuel swaps	(409)	3,549	(1,292)	Other income (expense)
Fuel swaps	41,037	(35,407)	29,929	Fuel
	(20,713)	(79,119)	5,205
Amortization of defined benefit plans:
Actuarial loss	(3,917)	(2,067)	(779)	Payroll and related
	(3,917)	(2,067)	(779)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	(69,044)	—	Other operating
Total reclassifications for the period	$(24,630)	$(150,230)	$4,426

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
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2021					Fair Value Measurements at December 31, 2020
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$2,701,770	$2,701,770	$2,701,770	—	—	$3,684,474	$3,684,474	$3,684,474	—	—
Total Assets	$2,701,770	$2,701,770	$2,701,770	$—	$—	$3,684,474	$3,684,474	$3,684,474	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$20,618,065	$22,376,480	—	$22,376,480	—	$18,706,359	$20,981,040	—	$20,981,040	—
Total Liabilities	$20,618,065	$22,376,480	$—	$22,376,480	$—	$18,706,359	$20,981,040	$—	$20,981,040	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2021 and 2020.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, accrued expenses and commercial paper approximate fair value as of December 31, 2021 and 2020.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2021				Fair Value Measurements at December 31, 2020
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$69,808	$—	$69,808	$—	$108,539	$—	$108,539	$—
Total Assets	$69,808	$—	$69,808	$—	$108,539	$—	$108,539	$—
Liabilities:
Derivative financial instruments(5)	$200,541	$—	$200,541	$—	$259,705	$—	$259,705	$—
Total Liabilities	$200,541	$—	$200,541	$—	$259,705	$—	$259,705	$—
___________________________________________________________________

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of December 31, 2021 and December 31, 2020
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2021 or 2020, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
The following tables presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

	Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the year ended December 31, 2021 (1)
Long-lived assets	—	—	—	55,213
Total	—	—	—	55,213
(1) Amount is primarily composed of construction in progress assets that were impaired during the year ended 2021 due to a reduction in scope or the decision to not complete the projects. The impairments were calculated based on orderly liquidation values. The fair value of these assets was estimated as of the date the assets were last impaired.

	Fair Value Measurement at December 31, 2020
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
___________________________________________________________________________________________________

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) We estimated the fair value of the Silversea Cruises reporting unit using a probability-weighted discounted cash flow model in combination with a market-based valuation approach. The principal assumptions used in the discounted cash flow model were (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, and terminal growth rate; and (ii) weighted average cost of capital (i.e., discount rate). The probability-weighted discounted cash flow model used our most current projected operating results for the upcoming fiscal year as a base. To that base we added future years’ cash flows through 2030 assuming multiple revenue and expense scenarios that reflect the impact of different global economic environments for this period on the Silversea Cruises' reporting unit. We assigned a probability to each revenue and expense scenario. We discounted the projected cash flows using rates specific to the Silversea Cruises' reporting unit based on its weighted-average cost of capital, which was determined to be 12.75%. The fair value of Silversea Cruises’ goodwill was estimated as of March 31, 2020, the date the asset was last impaired.
(2) Amount represents the Silversea Cruises trade name which makes up the majority of our indefinite-life intangible assets, totaling $321.5 million. We estimated the fair value of the Silversea Cruises trade name using a discounted cash flow model and the relief-from-royalty method and used a discount rate of 13.25%. Significant inputs in performing the fair value assessment for the trade name were (i) forecasted net revenues, primarily the timing of returning to normalized operations, occupancy rates from existing and expected ship deliveries, including options, and terminal growth rate; (ii) the royalty rate of '3.0%; and (iii) weighted average cost of capital (i.e., discount rate). The fair value of the Silversea Cruises trade name was estimated as of March 31, 2020, the date the asset was last impaired.
(3) Impairments primarily relate to certain vessels during 2020. In addition, certain construction in progress projects generated impairments during 2020. For the vessels impaired during the quarter ended March 31, 2020, we estimated the fair value of two of our vessels using a blended indication from the income and cost approaches and the fair value of the remaining vessels was estimated primarily based on their orderly liquidation values. For the vessels impaired during the quarter ended June 30, 2020, we estimated the fair value of the vessels using a modified market approach based on the carrying values and orderly liquidation values of the vessels. For the vessels impaired during the quarter ended December 31, 2020, we estimated the fair value of the three Azamara vessels using a market approach. A significant input in performing the fair value assessments for these vessels was management's expected use of the vessels, which takes into consideration forecasted operating results. During the quarter ended September 30, 2020 and quarter ended December 31, 2020, construction in progress assets were impaired due to a reduction in scope or the decision to not complete the projects. The impairment was calculated based on orderly liquidation values. The fair value of these assets was estimated as of the date the asset was last impaired.
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
(5) We estimated the fair value of our other than temporarily impaired equity-method investments using a discounted cash flow model. A significant input in performing the fair value assessments for these assets was forecasted operating results for these investments. The fair value of these equity-method investments was estimated as of March 31, 2020, the date these assets were last impaired. For further information on our equity method investments, refer to Note 7. Other Assets.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2021				As of December 31, 2020
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets

Derivatives subject to master netting agreements	$69,808	$(67,995)	$—	$1,813	$108,539	$(80,743)	$—	$27,796
Total	$69,808	$(67,995)	$—	$1,813	$108,539	$(80,743)	$—	$27,796
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2021				As of December 31, 2020
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities

Derivatives subject to master netting agreements	$(200,541)	$67,995	$44,411	$(88,135)	$(259,705)	$80,743	$57,273	$(121,689)
Total	$(200,541)	$67,995	$44,411	$(88,135)	$(259,705)	$80,743	$57,273	$(121,689)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2021, we had counterparty credit risk exposure under our derivative instruments of $1.9 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2021 and 2020, approximately 65.7% and 64.5%, respectively, of our debt was effectively fixed. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At December 31, 2021, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2021 (In thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of December 31, 2021
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	3.79%
	$650,000

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At December 31, 2021, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2021 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$163,625	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	306,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	332,292	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	449,583	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	427,142	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	421,667	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan(2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,292,226
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2021.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $421.7 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt and our current unfunded financing arrangements as of December 31, 2021 and 2020 was $2.9 billion and $3.4 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2021, the aggregate cost of our ships on order, was $12.4 billion, of which we had deposited $800.2 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing, any ships on order by our Partner Brands. Refer to Note 17. Commitments and Contingencies, for further information on our ships on order. At December 31, 2021 and 2020, approximately 59.0% and 66.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2021, we maintained an average of approximately $483.2 million of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2021, 2020 and 2019, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $(30.9) million, $(19.0) million and $1.4 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $24.3 million, $(1.5) million and $0.4 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. As of December 31, 2021, we maintained a foreign currency forward contract and designated it as a hedge of a portion of our

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

net investments in TUI Cruises of €245.0 million, or approximately $278.6 million based on the exchange rate at December 31, 2021. This forward currency contract matures in April 2022.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2021 and 2020 was $3.4 billion and $3.1 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €97.0 million, or approximately $110.3 million, as of December 31, 2021. As of December 31, 2020, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €215.0 million, or approximately $263.0 million.
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
The prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the year ended December 31, 2021, we discontinued cash flow hedge accounting on 0.2 million metric tons of our fuel swap agreements maturing in 2021 and 2022, which resulted in the reclassification of a net $0.7 million loss from Accumulated other comprehensive loss to Other income (expense). During the year ended December 31, 2020, we discontinued cash flow hedge accounting on 0.6 million metric tons of our fuel swap agreements maturing in 2020 and 2021, which resulted in the reclassification of a net $104.4 million loss from Accumulated other comprehensive loss to Other income (expense). Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
At December 31, 2021, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of December 31, 2021 and December 31, 2020, we had the following outstanding fuel swap agreements

	Fuel Swap Agreements
	As of December 31, 2021	As of December 31, 2020
	(metric tons)
Designated as hedges:
2022	821,850	389,650
2023	249,050	82,400

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fuel Swap Agreements
	As of December 31, 2021	As of December 31, 2020
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2022	54%	23%
2023	15%	5%

	Fuel Swap Agreements
	As of December 31, 2021	As of December 31, 2020
	(metric tons)
Not designated as hedges:
2022(1)	231,900	14,650
(1)    As of December 31, 2021, 115,950 metric tons relate to fuel swap agreements with discontinued hedge accounting, in which we effectively pay fixed prices for our fuel purchases and receive floating prices from the counterparty. The remaining 115,950 tons relate to fuel swap agreements that were not designated as hedges since inception, in which we effectively pay floating prices for our fuel purchases and receive fixed prices from the counterparty.
At December 31, 2021 there was $23.8 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $13.1 million of estimated unrealized net loss at December 31, 2020. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2021	As of December 31, 2020	Balance Sheet Location	As of December 31, 2021	As of December 31, 2020
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$—	$17,271	Other long-term liabilities	$62,080	$144,653
Interest rate swaps	Derivative financial instruments	6,478	261	Derivative Financial Instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	7,357	63,894	Derivative financial instruments	116,027	13,294
Foreign currency forward contracts	Other assets	2,070	20,836	Other long-term liabilities	8,813	7,306
Fuel swaps	Derivative financial instruments	31,919	5,093	Derivative financial instruments	7,944	25,203
Fuel swaps	Other assets	13,452	350	Other long-term liabilities	1,202	50,117
Total derivatives designated as hedging instruments under ASC 815-20		61,276	107,705		196,066	240,573
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial Instruments	—	—	Derivative financial instruments	—	160
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	8,430	834	Derivative financial instruments	3,264	18,028
Fuel swaps	Other assets	102	—	Other long-term liabilities	1,211	944
Total derivatives not designated as hedging instruments under ASC 815-20		8,532	834		4,475	19,132
Total derivatives		$69,808	$108,539		$200,541	$259,705
___________________________________________________________________
(1)Accounting Standard Codification 815-20 "Derivatives and Hedging."

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The location and amount of gain or (loss) recognized in income on fair value and cash flow hedging relationships were as follows (in thousands)

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$385,322	$1,292,878	$(1,274,980)	$20,284	$371,015	$1,279,254	$(823,202)	$(137,085)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$11,083	—	n/a	n/a	$(18,813)	$—
Derivatives designated as hedging instruments	n/a	n/a	$(1,349)	—	n/a	n/a	$23,819	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(43,185)	n/a	n/a	n/a	$(25,267)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$41,037	n/a	n/a	$(409)	$(35,407)	n/a	n/a	$3,549
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(15,359)	n/a	$(2,797)	n/a	$(14,679)	n/a	$(7,315)

	Year Ended December 31, 2019
	Fuel Expense	Depreciation and Amortization Expenses	Interest Income (Expense)	Other Income (Expense)
Total amounts of income and expense line items presented in the statement of financial performance in which the effects of fair value or cash flow hedges are recorded	$697,962	$1,245,942	$(381,568)	$(24,513)
The effects of fair value and cash flow hedging:
Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	n/a	n/a	$(23,464)	$—
Derivatives designated as hedging instruments	n/a	n/a	$16,607	$—
Gain or (loss) on cash flow hedging relationships in Subtopic 815-20
Interest contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	n/a	$(4,289)	n/a
Commodity contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	$29,929	n/a	n/a	$(1,292)
Foreign exchange contracts
Amount of gain or (loss) reclassified from accumulated other comprehensive loss into income	n/a	$(14,063)	n/a	$(5,080)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2021	As of December 31, 2020
Foreign currency debt	Current portion of long-term debt	$75,518	$43,696
Foreign currency debt	Long-term debt	34,795	219,335
		$110,313	$263,031
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest rate swaps	Interest expense (income), net of interest capitalized	$(1,349)	$23,819	$16,607	$11,083	$(18,813)	$(23,464)
		$(1,349)	$23,819	$16,607	$11,083	$(18,813)	$(23,464)
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of December 31, 2021	As of December 31, 2020	As of December 31, 2021	As of December 31, 2020
Current portion of long-term debt and Long-term debt	$655,502	$700,331	$6,428	$17,512
	$655,502	$700,331	$6,428	$17,512
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019		Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Interest rate swaps	$45,572	$(112,960)	$(72,732)	Interest expense	$(43,185)	$(25,267)	$(4,289)
Foreign currency forward contracts	(203,129)	130,426	(148,881)	Depreciation and amortization expenses	(15,359)	(14,679)	(14,063)
Foreign currency forward contracts	—	—	—	Other income (expense)	(2,797)	(7,315)	(5,080)
Fuel swaps	—	—	—	Other income (expense)	(409)	3,549	(1,292)
Fuel swaps	140,890	(58,575)	75,505	Fuel	41,037	(35,407)	29,929
	$(16,667)	$(41,109)	$(146,108)		$(20,713)	$(79,119)	$5,205

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Year Ended December 31, 2021
Net inception fair value at January 1, 2021	$(1,916)
Amount of gain recognized in income on derivatives for the year ended December 31, 2021	5,810
Amount of loss remaining to be amortized in accumulated other comprehensive loss as of December 31, 2021	(4,448)
Fair value at December 31, 2021	$(554)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Foreign Currency Debt	$7,837	$(28,062)	$6,111
	$7,837	$(28,062)	$6,111
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Foreign currency forward contracts	Other income (expense)	$(30,903)	$(18,961)	$1,356
Fuel swaps	Fuel	—	—	(37)
Fuel swaps	Other income (expense)	33,720	(102,740)	112
		$2,817	$(121,701)	$1,431
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
As of December 31, 2021, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of December 31, 2021, six of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $44.4 million to satisfy our obligations under our interest rate derivative agreements, taking into account collateral waivers issued by certain banks. We expect that we will not need to provide additional collateral under these agreements in the next twelve months.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2021, we had two Oasis-class ships and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 28,200 berths. As of December 31, 2021, we had two Edge-class ships on order for our Celebrity brand with an aggregate capacity of approximately 6,500 berths. Additionally as of December 31, 2021, we had two ships on order with an aggregate capacity of approximately 1,460 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $399.9 million and $408.3 million, respectively, based on the exchange rate at December 31, 2021. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 730 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.5 billion based on the exchange rate at December 31, 2021. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at December 31, 2021. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths
During 2017, we entered into credit agreements for the unsecured financing of the two Icon-class ships for up to 80% of each ship’s contract price. For each ship, the official Finnish export credit agency, Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes, the official German export credit agency. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.6 billion, based on the exchange rate at December 31, 2021. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,600 berths.
During 2017, we entered into credit agreements for the unsecured financing of the third and fourth Edge-class ships and the fifth Oasis-class ship for up to 80% of each ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export, the official export credit agency of France. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of each ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of each ship. The maximum loan amount under each facility is not to exceed €684.2 million in the case of the third Edge-class ship and the United States dollar equivalent of €714.6 million and €1.1 billion in the case of the fourth Edge-class ship and fifth Oasis-class ship, or approximately $812.7 million and $1.3 billion, respectively, based on the exchange rate at December 31, 2021. The loans will amortize semi-annually and will mature 12 years following delivery of each ship. Interest on the loans will

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrue at a fixed rate of 1.28% for the third Edge-class ship and at a fixed rate of 3.18% for both, the fourth Edge-class ship and the fifth Oasis-class ship. The third and fourth Edge-class ships, each of which will have a capacity of approximately 3,250 berths. The fifth Oasis-class ship will have a capacity of approximately 5,700 berths.
Our future capital commitments consist primarily of new ship orders. COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of December 31, 2021, the dates that ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Wonder of the Seas	Chantiers de l’Atlantique	1st Quarter 2022	5,700
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l’Atlantique	2nd Quarter 2022	3,250
Celebrity Ascent	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises —
Evolution-class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			47,260
We took delivery of Wonder of the Seas in January of 2022. In addition, as of December 31, 2021, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
In September 2021, we amended the credit agreements for the first and second Evolution-class ships to increase their maximum loan amounts by €175.6 million on an aggregate basis, or approximately $199.7 million based on the exchange rate at December 31, 2021. The increase in the loan amounts will finance ship design modifications that incorporate innovative sustainability features and additional premium cabins, increasing the capacity for each ship to 730 berths. At our election, interest on incremental portion of each loan will accrue either (1) at a fixed rate of 4.34% and 4.38%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.99% and 1.03%, respectively.
As of December 31, 2021, the aggregate cost of our ships on order, presented in the above table, not including any ships on order by our Partner Brands, was approximately $12.4 billion, of which we had deposited $800.2 million as of such date. Approximately 59.0% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2021. Refer to Note 16. Fair Value Measurements and Derivative Instruments for further information.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. In the Havana Docks Action, we and the plaintiff have filed motions for summary judgment, which were heard by the Court in January 2022. The Havana Docks Action is scheduled for trial on May 23, 2022. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. The outcome of litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
We are routinely involved in claims, typical within the travel and tourism industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
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
At December 31, 2021, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2022	$154,552
2023	86,532
2024	75,868
2025	33,981
2026	29,518
Thereafter	154,033
$534,484

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Restructuring Charges
In April 2020, we reduced our US shoreside workforce by approximately 23% through permanent layoffs. We incurred severance costs of $28.0 million during the year ended December 31, 2020.
The following table summarizes our restructuring costs during the twelve months ended December 31, 2021 as it relates to the April 2020 reduction in our workforce (in thousands):

	Beginning Balance January 1, 2021	Accruals	Payments	Ending Balance December 31, 2021	Cumulative Charges Incurred
Termination benefits	$4,257	$682	$4,626	$313	$28,635
Total	$4,257	$682	$4,626	$313	$28,635