Form 10-Q
period 2022-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2022-05-05
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 254,956,303 shares of common stock outstanding as of May 2, 2022.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2022	2021
Passenger ticket revenues	$651,858	$20,844
Onboard and other revenues	407,373	21,170
Total revenues	1,059,231	42,014
Cruise operating expenses:
Commissions, transportation and other	150,343	2,949
Onboard and other	74,439	4,481
Payroll and related	349,618	96,636
Food	100,184	8,472
Fuel	188,480	41,822
Other operating	321,705	129,127
Total cruise operating expenses	1,184,769	283,487
Marketing, selling and administrative expenses	394,030	258,041
Depreciation and amortization expenses	339,467	310,166
Impairment and credit losses (recoveries)	173	(449)
Operating Loss	(859,208)	(809,231)
Other income (expense):
Interest income	3,322	4,861
Interest expense, net of interest capitalized	(277,659)	(272,514)
Equity investment loss	(31,059)	(59,871)
Other (expense) income	(2,538)	5,033
	(307,934)	(322,491)
Net Loss	$(1,167,142)	$(1,131,722)
Loss per Share:
Basic	$(4.58)	$(4.66)
Diluted	$(4.58)	$(4.66)
Weighted-Average Shares Outstanding:
Basic	254,821	243,004
Diluted	254,821	243,004
Comprehensive Loss
Net Loss	$(1,167,142)	$(1,131,722)
Other comprehensive income:
Foreign currency translation adjustments	7,778	9,722
Change in defined benefit plans	12,597	10,463
Gain on cash flow derivative hedges	195,901	10,302
Total other comprehensive income	216,276	30,487
Comprehensive Loss	$(950,866)	$(1,101,235)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,968,504	$2,701,770
Trade and other receivables, net of allowances of $6,099 and $13,411 at March 31, 2022 and December 31, 2021, respectively	506,160	408,067
Inventories	179,466	150,224
Prepaid expenses and other assets	344,648	286,026
Derivative financial instruments	178,161	54,184
Total current assets	3,176,939	3,600,271
Property and equipment, net	26,940,867	25,907,949
Operating lease right-of-use assets	535,532	542,128
Goodwill	809,435	809,383
Other assets, net of allowances of $86,594 and $86,781 at March 31, 2022 and December 31, 2021, respectively	1,477,225	1,398,624
Total assets	$32,939,998	$32,258,355
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$2,558,463	$2,243,131
Current portion of operating lease liabilities	74,234	68,922
Accounts payable	668,158	545,978
Accrued interest	263,347	251,974
Accrued expenses and other liabilities	774,007	887,575
Derivative financial instruments	101,554	127,236
Customer deposits	3,567,401	3,160,867
Total current liabilities	8,007,164	7,285,683
Long-term debt	19,943,513	18,847,209
Long-term operating lease liabilities	523,924	534,726
Other long-term liabilities	476,469	505,181
Total liabilities	28,951,070	27,172,799

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 282,973,716 and 282,703,246 shares issued, March 31, 2022 and December 31, 2021, respectively)	2,830	2,827
Paid-in capital	7,267,545	7,557,297
Retained (deficit) earnings	(718,609)	302,276
Accumulated other comprehensive loss	(494,609)	(710,885)
Treasury stock (28,018,385 and 27,882,987 common shares at cost, March 31, 2022 and December 31, 2021, respectively)	(2,068,229)	(2,065,959)
Total shareholders’ equity	3,988,928	5,085,556
Total liabilities and shareholders’ equity	$32,939,998	$32,258,355

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Operating Activities
Net Loss	$(1,167,142)	$(1,131,722)
Adjustments:
Depreciation and amortization	339,467	310,166
Impairment and credit losses (recoveries)	173	(449)
Net deferred income tax benefit	(3,067)	(3,556)
Loss on derivative instruments not designated as hedges	10,873	491
Share-based compensation expense	22,839	18,834
Equity investment loss	31,059	59,871
Amortization of debt issuance costs	39,341	35,581
Amortization of debt discounts and premiums	3,849	29,304
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(32,236)	(72,397)
Increase in inventories	(29,242)	(3,708)
Increase in prepaid expenses and other assets	(124,394)	(26,118)
Increase (decrease) in accounts payable	112,426	(7,499)
Increase (decrease) in accrued interest	11,373	(15,726)
Decrease in accrued expenses and other liabilities	(130,441)	(134,113)
Increase in customer deposits	406,534	95,923
Other, net	(20,259)	35,935
Net cash used in operating activities	(528,847)	(809,183)
Investing Activities
Purchases of property and equipment	(1,363,086)	(1,061,691)
Cash received on settlement of derivative financial instruments	5,650	3,758
Cash paid on settlement of derivative financial instruments	(77,853)	(27,362)
Investments in and loans to unconsolidated affiliates	—	(70,369)
Cash received on loans to unconsolidated affiliates	4,444	12,519
Proceeds from the sale of property and equipment and other assets	65	175,439
Other, net	(12,361)	146
Net cash used in investing activities	(1,443,141)	(967,560)
Financing Activities
Debt proceeds	2,349,969	2,494,077
Debt issuance costs	(93,763)	(82,115)
Repayments of debt	(1,007,632)	(427,978)
Repayments of commercial paper notes	—	(414,570)
Proceeds from common stock issuances	—	1,617,234
Other, net	(10,843)	(2,724)
Net cash provided by financing activities	1,237,731	3,183,924
Effect of exchange rate changes on cash	991	(192)
Net (decrease) increase in cash and cash equivalents	(733,266)	1,406,989
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of period	2,701,770	3,684,474
Cash and cash equivalents at end of period	$1,968,504	$5,091,463
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$225,771	$228,877
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$—	$16,000
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$31,899	$26,882

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$5,085,556
Activity related to employee stock plans	3	17,888	37	—	—	17,928
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(307,640)	146,220	—	—	(161,420)
Changes related to cash flow derivative hedges	—	—	—	195,901	—	195,901
Change in defined benefit plans	—	—	—	12,597	—	12,597
Foreign currency translation adjustments	—	—	—	7,778	—	7,778
Purchase of treasury stock	—	—	—	—	(2,270)	(2,270)
Net Loss	—	—	(1,167,142)	—	—	(1,167,142)
Balance at March 31, 2022	$2,830	$7,267,545	$(718,609)	$(494,609)	$(2,068,229)	$3,988,928

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2021	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
Activity related to employee stock plans	2	18,638	—	—	—	18,640
Common stock issuance	170	1,496,106	—	—	—	1,496,276
Changes related to cash flow derivative hedges	—	—	—	10,302	—	10,302
Change in defined benefit plans	—	—	—	10,463	—	10,463
Foreign currency translation adjustments	—	—	—	9,722	—	9,722
Purchase of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss	—	—	(1,131,722)	—	—	(1,131,722)
Balance at March 31, 2021	$2,824	$7,513,318	$4,431,053	$(708,854)	$(2,065,959)	$9,172,382

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2021.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 62 ships as of March 31, 2022. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
During 2021, we restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Since then, we have steadily increased the number of ships that have returned to service. As of March 31, 2022, we returned to service 54 of our Global and Partner Brand ships, representing close to 90% of our worldwide capacity. Our return to service efforts incorporate our enhanced health and safety protocols, and the requirements of regulatory agencies, which has resulted in reduced guest occupancy, modified itineraries and vaccination protocols.
Uncertainties remain as to the continuing effects COVID-19 will have on our operations, including potential increases in infection rates, new variants, and renewed governmental action to slow the spread of COVID-19, which may lead us to cancel or modify certain of our Global Brands’ cruise sailings. Additionally, there is uncertainty surrounding consumer behavior and demand for cruising. The continuing effects of COVID-19 to our guest cruise operations and the increased uncertainty given the current war in Ukraine, including its effect on the price of fuel and food, are collectively having a material negative impact on our business, including our liquidity, financial position and results of operations.
Significant events affecting travel, including COVID-19, typically impact the booking pattern for cruise vacations, with the full extent of the impact generally determined by the length of time the event influences travel decisions. The estimation of our future liquidity requirements include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•Expected continued resumption of cruise operations and timing of cash collections for cruise bookings;
•Expected increase in revenue per available passenger cruise day during our continued resumption of cruise operations;
•Expected lower than comparable historical occupancy levels during our continued resumption of cruise operations, increasing over time until we reach historical occupancy levels; and
•Expected spend during our continued resumption of cruise operations, including returning our crew members to our vessels and maintaining enhanced health and safety protocols.

There can be no assurance that our assumptions and estimates are accurate due to the uncertainties noted above. Since the start of the pandemic, we have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19, including reduction of capital expenditures and operating expenses, the issuance of debt and shares of our common stock, the amendment of credit agreements to defer payments, the waiver and/or modification of covenant requirements and the suspension of dividend payments. Additionally, we expect to continue to pursue refinancing opportunities to reduce interest expense and extend maturities.
As of March 31, 2022, we had liquidity of $3.8 billion, including $1.1 billion of undrawn revolving credit facility capacity, $2.0 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of March 31, 2022.
As of March 31, 2022, we were in compliance with our financial covenants and we estimate we will be in compliance for the next twelve months. Refer to Note 6. Debt for further information regarding the amendments made to our debt facilities and credit card processing agreements, including related covenants.
Based on our assumptions regarding the impact of COVID-19 and our resumption of operations, as well as our present financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements.
Beyond the next 12 months, in June of 2023, approximately $3.2 billion of long- term debt will become due. Accordingly, in addition to our $3.8 billion liquidity as of March 31 2022, in February 2022 we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agreed to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Senior Priority Guaranteed Notes due 2023 (the "Priority Guaranteed Notes"), and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
If the Company is unable to maintain the required minimum level of liquidity or negotiate its minimum liquidity requirements, it could have a significant adverse effect on the Company’s business, financial condition and operating results.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of our significant accounting policies.
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
Effective March 19, 2021, we sold our wholly-owned brand, Azamara Cruises ("Azamara"), including its three-ship fleet and associated intellectual property, to Sycamore Partners for $201 million, subject to closing adjustments. The March 2021 sale of Azamara did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Azamara business. Therefore, the sale of Azamara did not meet the criteria for discontinued operations reporting. Effective March 19, 2021, we no longer consolidate Azamara's balance sheet nor recognize its results of operations in our consolidated financial statements. We recognized an immaterial gain on the sale during the quarter ended March 31, 2021 and have agreed to provide certain transition services to Azamara for a period of time for a fee.
Prior to October 1, 2021, we consolidated the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective October 1, 2021, we eliminated the three-

month reporting lag to reflect Silversea Cruises' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Silversea reporting lag"). The elimination of the Silversea reporting lag represents a change in accounting principle which we believe to be preferable because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2021. As a result, we have accounted for this change in accounting principle in our consolidated results for the quarter and year ended December 31, 2021. Accordingly, the results of Silversea Cruises from January 1, 2022 through March 31, 2022 are included in our consolidated statement of comprehensive loss for the quarter ended March 31, 2022 and the results of Silversea Cruises from October 1, 2020 through December 31, 2020 are included in our consolidated statement of comprehensive loss for the quarter ended March 31, 2021.
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under ASC 815 or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022, we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $161.4 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $307.6 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146.2 million to increase retained earnings.

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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $76.9 million and $1.5 million for the quarters ended March 31, 2022 and 2021, respectively.
Our total revenues also include Onboard and other revenues, which consist primarily of revenues from the sale of goods and services onboard our ships that are not included in passenger ticket prices. We receive payment before or concurrently with the transfer of these goods and services to passengers during a cruise and recognize revenue over the duration of the related cruise.
As a practical expedient, we have omitted disclosures on our remaining performance obligations as the duration of our contracts with customers is less than a year.
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2022	2021
Revenues by itinerary
North America (1)	$889,087	$—
Asia/Pacific	34,633	29,885
Europe	1,425	—
Other regions(2)	79,633	810
Total revenues by itinerary	1,004,778	30,695
Other revenues(3)	54,453	11,319
Total revenues	$1,059,231	$42,014
(1)Includes the United States, Canada, Mexico and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South and Latin American countries.
(3) Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 5. Other Assets for more information on our unconsolidated affiliates.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2022 and 2021, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2022	2021
Passenger ticket revenues:
United States	84%	—%
Singapore	4%	69%
China	—%	31%
All other countries (1)	12%	—%

(1)No other individual country's revenue exceeded 10% for the quarters ended March 31, 2022 and 2021.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.2 billion and $0.8 billion as of March 31, 2022 and December 31, 2021, respectively.

The COVID-19 pandemic has impacted the predictability of bookings and the associated customer deposits received. During the onset of the COVID-19 pandemic and subsequent emergence of related variants, we experienced significant cancellations, which led to the issuance of cash refunds to customers or credits for future cruises. As of March 31, 2022, refunds due to customers were $35.2 million compared to $38.8 million as of December 31, 2021, and are included within Accounts payable in our consolidated balance sheets.
We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”) or elect to receive refunds in cash. As of March 31, 2022, our customer deposit balance includes approximately $0.6 billion of unredeemed FCCs. As of March 31, 2022, the expiration date of the FCCs was extended through December 31, 2022, or one year from the original sailing date, whichever is later. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that may expire unused in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2022 and December 31, 2021, our contract assets were $95.4 million and $52.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions were $94.7 million as of March 31, 2022 and $75.4 million as of December 31, 2021. Substantially all of our prepaid travel advisor commissions at December 31, 2021 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the quarter ended March 31, 2022.
Note 4. (Loss) Per Share
Basic and diluted (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2022	2021
Net (Loss) for basic and diluted loss per share	$(1,167,142)	$(1,131,722)
Weighted-average common shares outstanding	254,821	243,004
Diluted weighted-average shares outstanding	254,821	243,004
Basic (loss) per share	$(4.58)	$(4.66)
Diluted (loss) per share	$(4.58)	$(4.66)
Basic loss per share is computed by dividing Net Loss by the weighted-average number of common stock outstanding during each period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. As we had net losses for the three months ended March 31, 2022 and March 31, 2021, all potential common shares were determined to be antidilutive, resulting in the same basic and diluted net loss per share amounts for both these periods. There were approximately 23,407,179 and 413,501 antidilutive shares for the quarters ended March 31, 2022 and March 31, 2021, respectively.
Effective January 1, 2022, ASU 2020-06 eliminated the treasury stock method and instead required the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. Under the if-converted method, shares related to our convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the reporting period. The required use of the if-converted method did not impact our diluted net loss per share as the Company was in a net loss position. For further information regarding the adoption of ASU 2020-06, refer to Note 2. Summary of Significant Accounting Policies.

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
As of March 31, 2022, the net book value of our investment in TUIC was $404.0 million, primarily consisting of $286.2 million in equity and a loan of €99.1 million, or approximately $110.2 million based on the exchange rate at March 31, 2022. As of December 31, 2021, the net book value of our investment in TUIC was $444.4 million, primarily consisting of $322.4 million in equity and a loan of €103.0 million, or approximately $117.2 million based on the exchange rate at December 31, 2021. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter ended March 31, 2022, we made payments of $3.7 million to Grand Bahama for ship repair and maintenance services. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity.
As of March 31, 2022, we had exposure to credit loss in Grand Bahama consisting of a $10.6 million loan. Our loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the quarter ended March 31, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the quarter ended March 31, 2022. The outstanding loan balance is in non-accrual status and is included within Trade and other receivables, net and Other assets in our consolidated balance sheets. In addition, we are currently recognizing our share of net accumulated equity method losses against the carrying value of our loan receivable from Grand Bahama. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31,
	2022	2021
Share of equity (loss) income from investments	$(31,059)	$(59,871)
Dividends received (1)	$423	$—
(1) Represents dividends received from our investments accounted for under the equity method of accounting for the quarters ended March 31, 2022 and March 31, 2021.

	As of March 31, 2022	As of December 31, 2021
Total notes receivable due from equity investments	$123,157	$130,587
Less-current portion (1)	21,069	21,508
Long-term portion (2)	$102,088	$109,079
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUIC and recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended March 31,
	2022	2021
Revenues	$6,372	$5,231
Expenses	$1,826	$1,275
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended March 31, 2022. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, during the quarter ended March 31, 2022, we recorded a loss provision of $0.7 million. Our credit loss allowance beginning and ending balances as of January 1, 2022 and March 31, 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of our property and equipment of $81.6 million and other receivable balances primarily related to loans due from travel advisors of $12.6 million.

The following table summarizes our credit loss allowance related to receivables for the three months ended March 31, 2022 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2022	$100,192
Loss provision for receivables	653
Write-offs	(8,152)
Ending balance March 31, 2022	$92,693

Note 6. Debt
Debt consist of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of March 31, 2022	As of December 31, 2021
Fixed rate debt:
Unsecured senior notes	3.70% to 9.13%	2022 - 2028	$6,598,558	$5,604,498
Secured senior notes	10.88% to 11.50%	2023 - 2025	2,357,803	2,354,037
Unsecured term loans	2.53% to 5.89%	2028 - 2034	4,114,508	2,860,567
Convertible notes	2.88% to 4.25%	2023	1,725,000	1,558,780
Total fixed rate debt			14,795,869	12,377,882
Variable rate debt:
Unsecured revolving credit facilities (2)	1.75% to 2.15%	2022 - 2024	1,909,342	2,899,342
USD unsecured term loan	1.84% to 4.95%	2022 - 2033	5,114,768	5,018,740
Euro unsecured term loan	1.15% to 2.25%	2022 - 2028	670,500	685,633
Total variable rate debt			7,694,610	8,603,715
Finance lease liabilities			428,387	472,275
Total debt (3)			22,918,866	21,453,872
Less: unamortized debt issuance costs			(416,890)	(363,532)
Total debt, net of unamortized debt issuance costs			22,501,976	21,090,340
Less—current portion			(2,558,463)	(2,243,131)
Long-term portion			$19,943,513	$18,847,209
(1) Interest rates based on outstanding loan balance as of March 31, 2022 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest was 1.75% as of March 31, 2022 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 2.15% as of March 31, 2022 and is subject to a facility fee of a maximum of 0.30%.
(3) At March 31, 2022 and December 31, 2021, the weighted average interest rate for total debt was 5.61% and 5.47%, respectively.

In January 2022, we took delivery of Wonder of the Seas. To finance the delivery, we borrowed a total of $1.3 billion under a credit agreement novated to us upon delivery of the ship in January 2022, resulting in an unsecured term loan which is 100% guaranteed by Bpifrance Assurance Export ("BpiFAE"), the official export credit agency ("ECA") of France. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 3.18% per annum.
In January 2022, we issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990.0 million. Interest accrues on the January 2022 Unsecured Notes at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from the January 2022 Unsecured Notes will be used to repay principal payments on debt maturing in 2022 (including to pay fees and expenses in connection with such repayments). Pending such debt maturities, we have temporarily applied the proceeds to repay borrowings under our revolving credit facilities, bringing our undrawn revolving credit facility capacity to $1.1 billion as of March 31, 2022.
In February 2022, we entered into certain agreements with MS where MS agreed to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, Priority Guaranteed Notes and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.

In April 2022, we took delivery of Celebrity Beyond. To finance the delivery, we borrowed a total of €0.7 billion under a credit agreement novated to us upon delivery of the ship in April 2022, resulting in an unsecured term loan which is 100% guaranteed by BpiFAE. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 1.28% per annum.
As of March 31, 2022, our aggregate revolving borrowing capacity was $3.2 billion and was partially utilized through a combination of amounts drawn and letters of credits issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2022, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $117.2 million
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to the breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve, until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $293.9 million. The amount and timing are dependent on future factors that are uncertain, such as the date we return to operations, volume and value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of March 31, 2022, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt, net of debt issuance costs and including finance leases, as of March 31, 2022 for each of the next five years (in thousands):

Year
Remainder of 2022	2,273,401
2023	5,665,482
2024	3,128,924
2025	2,417,492
2026	2,614,571
Thereafter	6,402,106
22,501,976

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2022 and December 31, 2021. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
Finance Leases
In June 2019, the Company entered into a new master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at its Miami headquarters, which has been classified as a finance lease in accordance with ASC 842, Leases. In January of 2022, we executed a modification to the Master Lease to extend the expiration of the lease from 2072 to 2074, which continues to include the two five-year options to extend the lease. We continue to consider the probability of exercising the two five-year options as reasonably certain. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease are $100.3 million and $127.0 million as of March 31, 2022 and December 31, 2021, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship are $279.0 million and $283.7 million as of March 31, 2022 and December 31, 2021, respectively.
Silversea Cruises operates the Silver Whisper under a finance lease. The finance lease for Silver Whisper will expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of March 31, 2022 and December 31, 2021. The total aggregate amount of the finance lease liabilities recorded for this ship was $16.6 million and $24.1 million at March 31, 2022 and December 31, 2021, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

The carrying amounts of these ships are reported within Property and equipment, net in our Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021.

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Lease costs:
Operating lease costs	Commission, transportation and other	$22,729	$—
Operating lease costs	Other operating expenses	5,471	5,130
Operating lease costs	Marketing, selling and administrative expenses	4,776	6,035
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,093	3,744
Interest on lease liabilities	Interest expense, net of interest capitalized	4,600	310
Total lease costs		$43,669	$15,219
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter ended March 31, 2022, we had $7.5 million variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss.
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of March 31, 2022	As of December 31, 2021
Weighted average of the remaining lease term in years
Operating leases	18.04	18.18
Finance leases	22.90	23.96
Weighted average discount rate
Operating leases	6.53%	6.52%
Finance leases	5.95%	5.54%
Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,193	$5,531
Operating cash flows from finance leases	$4,600	$310
Financing cash flows from finance leases	$17,034	$4,305

As of March 31, 2022, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2022	$79,074	$49,240
2023	108,241	53,069
2024	89,214	44,348
2025	81,594	43,986
2026	75,519	38,843
Thereafter	825,818	704,535
Total lease payments	1,259,460	934,021
Less: Interest	(661,302)	(505,634)
Present value of lease liabilities	$598,158	$428,387

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2022, one Oasis-class ship and three ships of a new generation, known as our Icon-class, are on order for our Royal Caribbean International brand with an aggregate capacity of approximately 22,500 berths. As of March 31, 2022, we had two Edge-class ships on order for our Celebrity Cruises brand with an aggregate capacity of approximately 6,500 berths. Additionally, as of March 31, 2022, we have two ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,460 berths.
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of March 31, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			41,560
We took delivery of Celebrity Beyond in April of 2022. In addition, as of March 31, 2022, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of March 31, 2022, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $10.7 billion, of which we had deposited $0.6 billion as of such date. Approximately 61.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2022. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, on March 21, 2022, the Court granted summary judgement in favor of the plaintiff as to liability, which we have sought permission from the Court to immediately appeal, and a trial on damages has been scheduled for September 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. Given that the outcome of the litigation is inherently unpredictable and subject to significant uncertainties, there can be no assurances that the final outcome of either case will not be material, and we cannot reasonably estimate the potential loss or range of loss, if any, associated with the litigation.
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
If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.

Note 9. Shareholders' Equity
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach to recognize our convertible notes as single liability instruments. As a result of the adoption of this pronouncement, the cumulative effect to Shareholders' equity was a reduction of $161.4 million. For further information regarding the entry recorded and the adoption of ASU 2020-06, refer to Note 2. Summary of Significant Accounting Policies.
Common Stock Issued
During March 2021, we issued 16.9 million shares of common stock, par value $0.01 per share, at a price of $91.00 per share. We received net proceeds of $1.5 billion from the sale of our common stock, after deducting the estimated offering expenses payable by us.
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, during the three months ended March 31, 2021 and 2022, we did not declare dividends. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2022 and 2021 (in thousands):

	Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2022				Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2021
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(646,473)	$(56,835)	$(7,577)	$(710,885)	$(650,519)	$(65,542)	$(23,280)	$(739,341)
Other comprehensive income (loss) before reclassifications	224,619	11,869	7,778	244,266	(927)	9,720	9,722	18,515
Amounts reclassified from accumulated other comprehensive loss	(28,718)	728	—	(27,990)	11,229	743	—	11,972
Net current-period other comprehensive income (loss)	195,901	12,597	7,778	216,276	10,302	10,463	9,722	30,487
Ending balance	$(450,572)	$(44,238)	$201	$(494,609)	$(640,217)	$(55,079)	$(13,558)	$(708,854)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2022 and 2021 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(10,434)	$(9,509)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,065)	(3,781)	Depreciation and amortization expenses
Foreign currency forward contracts	(1,218)	(1,291)	Other income (expense)
Fuel swaps	(369)	(407)	Other income (expense)
Fuel swaps	44,804	3,759	Fuel
	28,718	(11,229)
Amortization of defined benefit plans:
Actuarial loss	(728)	(743)	Payroll and related
	(728)	(743)
Total reclassifications for the period	$27,990	$(11,972)

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2022					Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$1,968,504	$1,968,504	$1,968,504	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Total Assets	$1,968,504	$1,968,504	$1,968,504	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$22,073,589	$23,323,063	$—	$23,323,063	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
Total Liabilities	$22,073,589	$23,323,063	$—	$23,323,063	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2022 and December 31, 2021.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2022 and December 31, 2021.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2022				Fair Value Measurements at December 31, 2021
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$241,254	$—	$241,254	$—	$69,808	$—	$69,808	$—
Total Assets	$241,254	$—	$241,254	$—	$69,808	$—	$69,808	$—
Liabilities:
Derivative financial instruments(5)	$117,708	$—	$117,708	$—	$200,541	$—	$200,541	$—
Total Liabilities	$117,708	$—	$117,708	$—	$200,541	$—	$200,541	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of March 31, 2022 and December 31, 2021.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2022 or December 31, 2021, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. The following table presents information about the Company’s nonfinancial instruments recorded at fair value on a nonrecurring basis (in thousands):

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
There were no nonfinancial instruments recorded at fair value as of March 31, 2022.
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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2022				As of December 31, 2021
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$241,254	$(68,784)	$—	$172,470	$69,808	$(67,995)	$—	$1,813
Total	$241,254	$(68,784)	$—	$172,470	$69,808	$(67,995)	$—	$1,813

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2022				As of December 31, 2021
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(117,708)	$68,784	$16,668	$(32,256)	$(200,541)	$67,995	$44,411	$(88,135)
Total	$(117,708)	$68,784	$16,668	$(32,256)	$(200,541)	$67,995	$44,411	$(88,135)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2022, we had counterparty credit risk exposure under our derivative instruments of $157.7 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At March 31, 2022 and December 31, 2021, approximately 71.6% and 65.7%, respectively, of our debt was effectively fixed-rate debt. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2022 and December 31, 2021, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2022 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of March 31, 2022
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	4.14%
	$650,000
These interest rate swap agreements are accounted for as fair value hedges.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. At March 31, 2022 and December 31, 2021, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2022 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$163,625	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	306,250	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	332,292	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	449,583	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	417,714	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	421,667	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,282,798
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2022.
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
The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2022 and December 31, 2021 was $2.9 billion.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2022, the aggregate cost of our ships on order was $10.7 billion, of which we had deposited $618.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At March 31, 2022 and December 31, 2021, approximately 61.8% and 59.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2022, we maintained an average of approximately $0.8 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in losses of $7.0 million and $13.5 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $7.2 million and $4.4 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. As of March 31, 2022, we maintained a foreign currency forward contract and designated it as a hedge of a portion of our net investments in TUI Cruises of €245.0 million, or approximately $272.5 million based on the exchange rate at March 31, 2022. This forward currency contract matured in April 2022.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of March 31, 2022 and December 31, 2021 was $2.8 billion and $3.4 billion, respectively.
Non-Derivative Instruments
We also address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €99.0 million, or approximately $110.1 million, as of March 31, 2022. As of
December 31, 2021, we had designated debt as a hedge of our net investments in TUI Cruises of €97.0 million, or approximately $110.3 million.
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
Prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the quarter ended March 31, 2021, we discontinued cash flow hedge accounting on 48 thousand metric tons of our fuel swap agreements maturing in 2021, which resulted in the reclassification of a net $4.4 million loss from Accumulated other comprehensive loss to Other income (expense). For the quarter ended March 31, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
At March 31, 2022, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of March 31, 2022 and December 31, 2021, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2022	As of December 31, 2021
Designated as hedges:	(metric tons)
2022	660,650	821,850
2023	249,050	249,050

	Fuel Swap Agreements
	As of March 31, 2022	As of December 31, 2021
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2022	55%	54%
2023	15%	15%

Fuel Swap Agreements
	As of March 31, 2021	As of December 31, 2021
Not designated as hedges:	(metric tons)
2022(1)	139,100	231,900
2023	—	—
(1)    As of March 31, 2022, 69,550 metric tons relate to fuel swap agreements with discontinued hedge accounting, in which we effectively pay fixed prices and receive floating prices from the counterparty. The remaining 69,550 tons relate to fuel swap agreements that were not designated as hedges since inception, in which we effectively pay floating prices and receive fixed prices from the counterparty.
As of March 31, 2022, there was $145.6 million of estimated unrealized gain associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $23.8 million of estimated unrealized net gain at December 31, 2021. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$23,791	$—	Other long-term liabilities	$1,072	$62,080
Interest rate-swaps	Derivative financial instruments	741	6,478	Derivative financial instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	15,133	7,357	Derivative financial instruments	84,872	116,027
Foreign currency forward contracts	Other assets	3,932	2,070	Other long-term liabilities	15,082	8,813
Fuel swaps	Derivative financial instruments	145,456	31,919	Derivative financial instruments	—	7,944
Fuel swaps	Other assets	35,370	13,452	Other long-term liabilities	—	1,202
Total derivatives designated as hedging instruments under 815-20		$224,423	$61,276		$101,026	$196,066
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$—	Derivative financial instruments	$—	$—
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	16,831	8,430	Derivative financial instruments	16,682	3,264
Fuel swaps	Other Assets	—	102	Other long-term liabilities	—	1,211
Total derivatives not designated as hedging instruments under 815-20		16,831	8,532		16,682	4,475
Total derivatives		$241,254	$69,808		$117,708	$200,541
(1)Accounting Standard Codification 815-20 “Derivatives and Hedging.”

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2022	As of December 31, 2021
Foreign currency debt	Current portion of debt	$64,938	$75,518
Foreign currency debt	Long-term debt	45,165	34,795
		$110,103	$110,313
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2022	Quarter Ended March 31, 2021	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Interest rate swaps	Interest expense (income), net of interest capitalized	$(3,365)	$(552)	$6,024	$2,930
		$(3,365)	$(552)	$6,024	$2,930
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of March 31, 2022	As of December 31, 2021	As of March 31, 2022	As of December 31, 2021
Current portion of debt and Long-term debt	$649,755	$655,502	$404	$6,428
	$649,755	$655,502	$404	$6,428
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Interest rate swaps	$74,865	$43,408
Foreign currency forward contracts	(40,062)	(99,581)
Fuel swaps	189,816	55,246
	$224,619	$(927)
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Three Months Ended March 31, 2022
Net inception fair value at January 1, 2022	$(554)
Amount of gain recognized in income on derivatives for the period ended March 31, 2022	577
Amount of gain (loss) remaining to be amortized in accumulated other comprehensive loss, as of March 31, 2022	(39)
Fair value at March 31, 2022	$(16)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Foreign Currency Debt	$2,745	$5,822
	$2,745	$5,822
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters ended March 31, 2022 and March 31, 2021.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2022	Quarter Ended March 31, 2021
Foreign currency forward contracts	Other income (expense)	$(6,985)	$(13,498)
Fuel swaps	Other income (expense)	(7)	12,655
		$(6,992)	$(843)
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
As of March 31, 2022, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of March 31, 2022, six of our interest rate derivative hedges had a term of at least five years requiring us to post collateral of $16.7 million to satisfy our obligations under our interest rate derivative agreements, taking into account collateral waivers issued by certain banks. We expect that we will not need to provide additional collateral under these agreements in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "considering," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
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
•a discussion of our results of operations for the quarter ended March 31, 2022, compared to the same period in 2021;
•a discussion of our business outlook; and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2021.

Seasonality
Our revenues are seasonal based on demand for cruises. Demand has historically been strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have historically focused on deployment to the Caribbean, Asia and Australia during that period. This seasonal trend was disrupted with the voluntary suspension of our global cruise operations effective March 2020 in response to the COVID-19 outbreak and through the gradual resumption of global cruise operations commencing in the second half of 2021.
Recent Developments
Return to Healthy Sailing
During 2021, we restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Since then, we have steadily increased the number of ships that have returned to service. As of March 31, 2022, we operated 54 of our Global and Partner Brand ships, representing close to 90% of our worldwide capacity. We expect that the rest of the fleet will return to operations before the summer season. Our return to service efforts incorporate our enhanced health and safety protocols, and the requirements of regulatory agencies, which has resulted in reduced guest occupancy, modified itineraries and vaccination protocols.
Uncertainties remain as to the continuing effects COVID-19 will have on our operations, including potential increases in infection rates, new variants, and renewed governmental action to slow the spread of COVID-19, which may lead us to cancel or modify certain of our Global Brands’ cruise sailings. Additionally, there is uncertainty surrounding consumer behavior and demand for cruising. The continuing effects of COVID-19 on our resumption of guest cruise operations and the increased uncertainty given the current war in Ukraine, including its effect on the price of fuel and food, are collectively having a material negative impact on our business, including our liquidity, financial position and results of operations.
Continued Fleet Ramp-up
Wonder of the Seas and Celebrity Beyond were delivered and commenced operations in the first quarter and second quarter, respectively, which expanded our total fleet size, including our Partner Brands, to 63 ships.
We are currently offering cruise itineraries in the majority of our destinations. Australia, one of the last remaining countries to re-open, has announced the resumption of cruising effective April 2022. We expect to return to Australia for the local summer season during the fourth quarter of 2022. China remains closed to cruising, resulting in the redeployment of ships planned for China to other markets.
Operating Costs
As we resume our return to service, we are experiencing inflationary and supply chain challenges, mainly related to fuel and food costs, as well as transitory costs related to our health and safety protocols. We expect these challenges to have an adverse impact to our 2022 operating costs.
Update on Bookings
Booking volumes in the first quarter of 2022 have improved consistently week-over-week and reached typical, peak booking season ("Wave") levels at the end of the quarter. Bookings have now been surpassing comparable 2019 levels for the last two months, with particularly strong trends for North America based itineraries. Additionally, the elevated cancellations experienced earlier in the year attributable to the Omicron variant returned to pre-Omicron levels as COVID-19 cases subsided in February 2022.
While load factors for sailings in the second half of 2022 are currently slightly below historical levels, consumers are booking their cruises closer to sailing and we are capitalizing on the close-in demand to improve load factors.

Bookings for Europe sailings improved throughout the first quarter but softened due to the war in Ukraine, with a bigger impact on Baltic itineraries. While bookings for Europe are now exceeding 2019 levels for the same period, the situation in Ukraine is expected to weigh on load factors in Europe this summer.
As of March 31, 2022 we had $3.6 billion in customer deposits. Approximately 27% of the customer deposit balance as of March 31, 2022 is related to FCCs compared to 32% of the customer deposit balance as of December 31, 2021, a positive trend indicating new demand.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
Refer to Funding Needs and Sources for discussion regarding our recent liquidity actions and ongoing uses of cash.
Capital Expenditures
Refer to Future Capital Commitments for discussion on capital expenditures.
Debt Maturities, New Financings and Other Liquidity Actions
During the quarter ended March 31, 2022, we continued to take actions to further improve our liquidity position and manage cash flow. In particular, we:
•issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990.0 million. Interest accrues on the January 2022 Unsecured Notes at a fixed rate of 5.375% per annum and is payable semi-annually in arrears; and
•entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Senior Priority Guaranteed Notes due 2023 (the "Priority Guaranteed Notes"), and 4.25% Convertible Notes due 2023. We may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
Expected debt maturities for the remainder of 2022 are $2.2 billion and $5.7 billion for 2023. We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs and additional financings.
Results of Operations
Summary
Net Loss and Adjusted Net Loss for the first quarter of 2022 were $(1.17) billion and $(1.16) billion, or $(4.58) and $(4.57) per share on a diluted basis, respectively, reflecting the ramp up of our return to operations, and increased sales and marketing expenses, compared to Net Loss and Adjusted Net Loss of $(1.13) billion and $(1.08) billion, or $(4.66) and $(4.44) per share on a diluted basis, respectively, for the first quarter of 2021.
Significant items for the quarter ended March 31, 2022 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $1.0 billion for the quarter ended March 31, 2022 as compared to the same period in 2021, The increase reflects the ramp up in our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect. APCDs for the first quarter ended March 31, 2022 were 7,692,906 compared to 384,224 in the same period in 2021.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $0.9 billion for the quarter ended March 31, 2022 as compared to the same period in 2021. The increase reflects the ramp up in our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect.
•In January 2022, we took delivery of Wonder of the Seas.
•In January 2022, we issued the January 2022 Unsecured Notes. Refer to Note 6. Debt to our consolidated financial statements under Part I. Item 1. Financial Statements for further information regarding this transaction.
•In February 2022, we entered into certain agreements with MS where MS agrees to provide backstop committed financing. Refer to Note 6. Debt to our consolidated financial statements under Part I. Item 1. Financial Statements for further information regarding this transaction.

Operating results for the quarter ended March 31, 2022 compared to the same period in 2021 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2022		2021
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$651,858	61.5%	$20,844	49.6%
Onboard and other revenues	407,373	38.5%	21,170	50.4%
Total revenues	1,059,231	100.0%	42,014	100.0%
Cruise operating expenses:
Commissions, transportation and other	150,343	14.2%	2,949	7.0%
Onboard and other	74,439	7.0%	4,481	10.7%
Payroll and related	349,618	33.0%	96,636	230.0%
Food	100,184	9.5%	8,472	20.2%
Fuel	188,480	17.8%	41,822	99.5%
Other operating	321,705	30.4%	129,127	307.3%
Total cruise operating expenses	1,184,769	111.9%	283,487	674.7%
Marketing, selling and administrative expenses	394,030	37.2%	258,041	614.2%
Depreciation and amortization expenses	339,467	32.0%	310,166	738.2%
Impairment and credit losses	173	—%	(449)	(1.1)%
Operating Loss	(859,208)	(81.1)%	(809,231)	(1,926.1)%
Other (expense) income:
Interest income	3,322	0.3%	4,861	11.6%
Interest expense, net of interest capitalized	(277,659)	(26.2)%	(272,514)	(648.6)%
Equity investment loss	(31,059)	(2.9)%	(59,871)	(142.5)%
Other (expense) income	(2,538)	(0.2)%	5,033	12.0%
	(307,934)	(29.1)%	(322,491)	(767.6)%
Net Loss	(1,167,142)	(110.2)%	(1,131,722)	(2,693.7)%
Diluted Loss per Share	$(4.58)		$(4.66)

Adjusted Net Loss and Adjusted Loss per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2022	2021
Net Loss	$(1,167,142)	$(1,131,722)
Adjusted Net Loss	(1,164,373)	(1,078,279)
Net Adjustments to Net Loss	$2,769	$53,443
Adjustments to Net Loss:
Impairment and credit losses (recoveries)	$173	$(449)
Restructuring charges and other initiatives expense	973	1,317
Amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition	1,623	1,623
Convertible debt amortization of debt discount (1)	—	26,073
Pullmantur reorganization settlement (2)	—	5,000
Loss on extinguishment of debt	—	1,314
Equity investment impairment (3)	—	26,042
Oasis of the Seas incident (4)	—	(1,321)
Net gain related to the sale of the Azamara brand	—	(6,156)
Net Adjustments to Net Loss	$2,769	$53,443

Basic:
Loss per Share	$(4.58)	$(4.66)
Adjusted Loss per Share	$(4.57)	$(4.44)

Diluted:
Loss per Share	$(4.58)	$(4.66)
Adjusted Loss per Share	$(4.57)	$(4.44)

Weighted-Average Shares Outstanding:
Basic	254,821	243,004
Diluted	254,821	243,004
(1)Represents the amortization of non-cash debt discount on our convertible notes. For further information regarding the adoption of ASU 2020-06 as of January 1, 2022, which impacts the accounting of the non-cash debt discount on convertible notes, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
(2)Represents estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization.
(3)Represents equity investment asset impairments primarily for TUI Cruises GmbH in 2021 as a result of the impact of COVID-19.
(4)Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2022 (1)	2021 (2)
Passengers Carried	734,809	41,209
Passenger Cruise Days	4,418,899	144,916
APCD	7,692,906	384,224
Occupancy	57.4%	37.7%
(1)Due to the elimination of the Silversea Cruises three-month reporting lag in October 2021, we included Silversea Cruises' metrics from January 1, 2022 through March 31, 2022 in the quarter ended March 31, 2022.
(2)Due to the three-month reporting lag, we included Silversea Cruises' metrics from October 1, 2020 through December 31, 2020 in the quarter ended March 31, 2021.

2022 Outlook
The Company’s operations are still impacted by COVID-19 and its related variants. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2022. We expect to incur a net loss on both a U.S. GAAP and adjusted basis for our second quarter of 2022 and a return to profitability for the second half of 2022. See Recent Developments– Continued Fleet Ramp-Up and Update on Bookings for further indication on our resumption of operations and the booking environment.

Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:
•Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and
•Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for procurement and management related services we perform on behalf of our unconsolidated affiliates.
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
Adjusted Loss per Share ("Adjusted EPS") represents Adjusted Net Loss (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Loss represents net loss excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) impairment and credit losses (recoveries); (ii) restructuring charges and other initiative expenses; (iii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (iv) the amortization of non-cash debt discount on our convertible notes; (v) the estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization in 2020; (vi) loss on the extinguishment of debt; (vii) equity investment asset impairments; (viii) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; and (ix) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.
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
Although discussed in previous periods, we did not disclose or reconcile in this report our Gross Yields, Net Yields, Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2022 and 2021 reduction in capacity and revenues and the shift in the nature of our running costs, due to the impact of the COVID-19 pandemic on our operations, do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report.

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021
In this section, references to 2022 refer to the quarter ended March 31, 2022 and references to 2021 refer to the quarter ended March 31, 2021.
Revenues
Total revenues for 2022 increased $1.0 billion to $1.1 billion from $42.0 million in 2021.
Passenger ticket revenues comprised 61.5% of our 2022 total revenues. Passenger ticket revenues for 2022 increased by $0.6 billion to $0.7 billion from $20.8 million in 2021, and were partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $1.9 million.
The remaining 38.5% of 2022 total revenues was comprised of Onboard and other revenues, which increased $386.2 million to $407.4 million in 2022 from $21.2 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $0.7 million.
The increase in revenues was due to the return of operations in 2022, in which the majority of our fleet was in service, compared to 2021, when the suspension of our global cruise operations was in effect. Occupancy in 2022 was 57.4% compared to 37.7% in 2021.
Onboard and other revenues included concession revenues of $48.4 million in 2022 and $0.7 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses for 2022 increased $0.9 billion to $1.2 billion from $283.5 million in 2021. The increase was primarily due to:
•a $253.0 million increase in Payroll and related;
•a $147.4 million increase in Commissions, transportation and other expenses;
•a $146.7 million increase in Fuel expense;
•a $91.7 million increase in Food expense ; and
•a $70.0 million increase in Onboard and other expenses.
The increase in operating expenses noted above was driven by the return to operations in 2022, with the majority of our fleet in service, compared to 2021, when the suspension of our global cruise operations was in effect. The 2022 operating expenses include the overhead costs associated with bringing our ships back to service and our crew back on board our ships. Additionally, as discussed above in Recent Developments, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 55% per metric ton compared to 2021 mainly due to fuel price increase.
The increase in Cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $4.9 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2022 increased $136.0 million, or 52.7%, to $394.0 million from $258.0 million in 2021. The increase was primarily due to the ramp up of our global sales and marketing efforts starting in the second half of 2021 as we commenced our resumption of operations.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2022 increased $29.3 million, or 9.4%, to $339.5 million from $310.2 million in 2021. The increase was primarily due to the addition of Wonder of the Seas to our fleet in January 2022 and a full quarter of depreciation for Odyssey of the Seas and Silver Dawn, which were delivered in March 2021 and November 2021, respectively.
Impairment and Credit Losses (Recoveries)
There were no significant Impairment and credit losses (recoveries) for 2022 and 2021.

Other Income (Expense)
Interest expense, net of interest capitalized for 2022 increased $5.1 million, or 1.9%, to $277.7 million from $272.5 million in 2021. The increase was primarily due to new debt issuances after the first quarter of 2021 and through the first quarter of 2022, partially offset by the lower cost of debt in 2022 attributable to the partial repayment of the 11.50% Senior Secured Notes due 2025 during the third quarter of 2021 and the decrease in interest expense associated with the adoption of ASU 2020-06. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on ASU 2020-06.
Equity investment loss decreased by $28.8 million, or 48.1%, to $31.1 million from $59.9 million primarily due to a reduction in losses for TUI Cruises, one of our equity investments, in 2022 compared to 2021.
Other (expense) income. We recognized Other (expense) of $2.5 million in 2022, compared to Other income of $5.0 million in 2021. The $7.6 million increase in expense was primarily due to the 2021 recognition of a $13.4 million gain related to the change in fair value of our fuel swap derivative instruments with no hedge accounting, which did not recur in 2022, which was partially offset by an increase of $9.3 million in foreign exchange gain on remeasurement of our monetary assets, net of hedging.
Other Comprehensive Income (Loss)
Other comprehensive income for 2022 increased $185.8 million or 609.4%, to $216.3 million from $30.5 million in 2021. The increase was primarily due to a Gain on cash flow derivative hedges in 2022 of $195.9 million compared to $10.3 million in 2021, mostly as a result of a significant increase in the fair value of our fuel swaps in 2022 compared to 2021.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash used by operating activities decreased $280.3 million to cash used of $0.5 billion for the first quarter of 2022 compared to cash used of $0.8 billion for the same period in 2021. Our continued resumption of cruise operations in 2022 has generated an increase in guest ticket collections, resulting in an increase in customer deposits of $406.5 million during the first three months in 2022, compared to an increase of $95.9 million during the same period in 2021, when our global operations were suspended. The increase in customer deposits was partially offset by an increase in cruise operating expenses during the three months ended March 31, 2022, reflecting the associated costs of returning our fleet to service.
Net cash used in investing activities increased $475.6 million to cash used of $1.4 billion for the first three months in 2022, compared to cash used of $1.0 billion for the same period in 2021. The increase was primarily attributable to an increase in capital expenditures of $301.4 million during the first quarter of 2022, compared to the same period in 2021, and a decrease in proceeds from the sale of property and equipment and other assets of $175.4 million during the first quarter of 2021, which did not recur in 2022.
Net cash provided by financing activities was $1.2 billion for the first quarter of 2022, compared to cash provided of $3.2 billion for the same period in 2021. The decrease of $1.9 billion was primarily attributable to $1.6 billion of proceeds from common stock issuances during the three months ended March 31, 2021, which did not recur during the three months ended March 31, 2022, and higher repayments of debt of $0.6 billion during the first quarter of 2022, compared to the same period in 2021. These decreases were partially offset by repayments of commercial paper notes of $414.6 million during the first quarter of 2021, which did not recur in 2022.

Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations which have and may continue to result in delays of our previously contracted ship deliveries. As of March 31, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Beyond	Chantiers de l'Atlantique	2nd Quarter 2022	3,250
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			41,560

We took delivery of Celebrity Beyond in April of 2022. In addition, as of March 31, 2022, we have an agreement in place with Chantiers de l’Atlantique to build an additional fifth Edge-class ship with capacity of approximately 3,250, estimated for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2022, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $10.7 billion, of which we had deposited $0.6 billion. Approximately 61.8% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2022.
The continuing effects of COVID-19, including uncertainties related to demand for cruising, has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity throughout the suspension of our global cruise operations and gradual resumption of operations, we deferred a significant portion of our planned 2020, 2021 and 2022 capital expenditures. As of March 31, 2022, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.0 billion for 2022. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of March 31, 2022, our material cash requirements were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Operating lease obligations(1)	$1,259,460	$106,539	$190,653	$150,551	$811,716
Interest on debt(2)	6,429,812	1,548,190	2,278,074	1,488,442	1,115,106
Other(3)	693,702	206,408	180,781	130,679	175,834
Investing Activities:	0
Ship purchase obligations(4)	8,397,542	1,170,446	4,624,835	2,602,261	—
Financing Activities:	0
Debt obligations(5)	22,073,589	2,507,929	8,711,141	4,974,445	5,880,074
Finance lease obligations(6)	428,387	50,534	49,968	43,755	284,130
Other(7)	14,611	7,388	7,223	—	—
Total	$39,297,103	$5,597,434	$16,042,675	$9,390,133	$8,266,860
(1)     We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)      Long-term debt obligations mature at various dates through fiscal year 2034 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at March 31, 2022. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2022.
(3)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $6.5 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations which have and may result in delays for our previously contracted ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
(5)    Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2022. In addition, debt obligations presented above are net of debt issuance costs of $416.9 million as of March 31, 2022.
(6)    Amounts represent finance lease obligations with initial terms in excess of one year.
(7)    Amounts represent fees payable to sovereign guarantors in connection with certain of our export credit debt facilities and facility fees on our revolving credit facilities.
Please refer to Funding Needs and Sources for discussion on the planned funding of the above material cash requirements.
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
Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, including breach of the financial covenants, the existence of other material adverse changes, excessive chargebacks, and other triggering events, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2022, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $117.2 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are held in reserve until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $293.9 million. The amount and timing are dependent on future factors that are uncertain, such as pace of resumption of our cruise operations, the volume of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
As of March 31, 2022, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. COVID-19 resulted in our voluntary suspension of global cruise operations from March 2020 up to our gradual resumption of operations commencing in 2021. The suspension of operations strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. See further discussion on these liquidity actions at Recent Developments - COVID-19.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2022, we had $8.4 billion of committed financing for our ships on order.
As of March 31, 2022, we had $5.6 billion in contractual obligations due through March 31, 2023, of which approximately $2.5 billion relates to debt maturities, $1.5 billion relates to interest on debt and $1.2 billion relates to progress payments on our ship orders and the final installment payable due upon the delivery of Celebrity Beyond.
As of March 31, 2022, we had liquidity of $3.8 billion, in the form of cash and cash equivalents of $2.0 billion, $1.1 billion of undrawn revolving credit facility capacity, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of March 31, 2022.
Beyond the next 12 months, in June of 2023, approximately $3.2 billion of long- term debt will become due. Accordingly, in addition to our $3.8 billion liquidity as of March 31, 2022, in February 2022 we entered into certain agreements with MS where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, the Priority Guaranteed Notes, and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.

If any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period, we may be obligated to prepay indebtedness outstanding under our credit facilities, which we may be unable to replace on similar terms. Our debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
Based on our assumptions and estimates and our financial condition, we believe that the liquidity resulting from the actions mentioned above will be sufficient to fund our liquidity requirements over at least the next twelve months. However, there is no assurance that our assumptions and estimates are accurate due to possible unknown variables related to this unprecedented suspension and gradual ramp up of our operations and, as such, there is inherent uncertainty in our ability to predict future liquidity requirements. Refer to Note 1. General, Management’s Plan and Liquidity, to our consolidated financial statements under Part I. Item 1. Financial Statements for further information.
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
During the first quarter of 2021, we amended $4.9 billion of our non-export credit facilities and $6.3 billion of our export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period for our export credit facilities to the end of the fourth quarter of 2022. During the fourth quarter of 2021, we amended $7.3 billion of outstanding export-credit facilities plus committed export-credit facilities to modify financial covenant levels for 2023 and 2024, following the waiver period through and including the fourth quarter of 2022.
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
The amendments impose a monthly-tested minimum liquidity covenant of $350 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of March 31, 2022, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the eight consecutive quarters ended March 31, 2022. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our exposure to market risks since the date of our 2021 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC")..
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida ("the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, on March 21, 2022, the Court granted summary judgement in favor of the plaintiff as to liability, which we have sought permission from the Court to immediately appeal, and a trial on damages has been scheduled for September 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. The outcome of the litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
We have been, and continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak and the occurrence and spread of related variants. Examples of these include, but are not limited to, cruising advisories and required or voluntary travel restrictions, that resulted in the temporary suspension of our Global Brands' operations, from which we have resumed limited operations; restrictions on the movement and gathering of people; social distancing measures; shelter-in-place/stay-at-home orders; and disruptions to businesses in our supply chain. In addition to the restrictions affecting our business, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is evolving and difficult to predict. As such, these impacts may persist for an extended period of time or become more pronounced, even as we resume operations.
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

Uncertainties remain as to the specifics, timing and costs of administering and implementing our health and safety measures, some of which may be significant. These measures also may negatively impact guest satisfaction. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. In addition, there is no guarantee that the vaccines will continue to be effective. We believe the impact to our global bookings resulting from COVID-19 will continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants
Our previous suspension of sailings and our gradual resumption of operations have led to a significant decline in our revenues and cash inflows, which required us to take cost and capital expenditure containment actions. Consequently, we reduced and furloughed some of our workforce, with approximately 23% of our U.S. shoreside employee base being impacted in 2020. Our ships and our shipboard crew are gradually being notified about new assignments as operations resume over time. We may be challenged in rebuilding the rest of our workforce which could delay our phased resumption of operations. In addition, we have reduced our planned capital spending through 2022, which may negatively impact or delay our execution of planned growth strategies, particularly as it relates to investments in our ships, technology, and our expansion of land-based developments. We also have taken actions to monitor and mitigate changes in our supply chain, and port destination availability, which may strain relationships with our vendors and port partners.
If we are unable to satisfy the safety standards applicable to our sailings, our operations may be negatively impacted and we could be exposed to reputational and legal risks. Due to the unprecedented and uncertain nature of the COVID-19 pandemic and related regulatory landscape, it is difficult to predict the impact of further disruptions and their magnitude. In addition, we have never previously experienced a complete cessation of our cruising operations or a subsequent phased resumption of operations, and as a consequence, we are unable to predict with certainty the impact of such a cessation or phased resumption of operations on our brands and future prospects.
•Results of Operations: Our suspensions of sailings have materially impacted the results of our operations. We have incurred and will continue to incur significant costs as we accommodate passengers due to cancelled sailings. In addition, we have incurred and will likely continue to incur significant overhead costs associated with the return to service of our fleet and enhanced COVID-19 related cleaning, testing, vaccination and other mitigation procedures. We may experience volatility in demand for cruising for an indeterminable length of time due to the uncertain nature of the COVID-19 pandemic and ongoing concerns about health and safety, and we cannot predict with certainty when we will return to pre-pandemic demand or fare pricing or if we will return to such levels in the foreseeable future. In turn, these negative impacts to our financial performance have resulted and may continue to result in impairments of our long-lived and intangible assets, which has influenced our decision making relating to early disposal, sale or retirement of assets. Following the resumption of operations, our Global Brands and our Partner Brands may be subject to the continued impact of the COVID-19 pandemic. Additionally, any future profitability will be impacted by increased debt service costs as a result of our liquidity actions.
•Liquidity: Our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen. Additionally, due to the complexity of the pandemic’s impact to the economy and uncertainty of its duration, we cannot guarantee that assumptions used to project our liquidity needs will be correct, which may result in the need for additional financing and/or may result in the inability to satisfy covenants required by our current credit facilities. If we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we raise additional funds by issuing debt, we may be subject to additional limitations on our operations due to restrictive covenants, which may be more restrictive than the covenants in our existing debt agreements, and we may be required to further encumber our assets. Also, as a result of our additional debt issuances, we will require a significant amount of cash to service our debt and sustain operations. Our ability to generate cash depends on factors beyond our control and we may be unable to repay or repurchase debt at maturity. If adequate funds are not available on acceptable terms, or at all, we may be unable to fund our operations, or respond to competitive pressures, any of which could negatively affect our business. There is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us.

We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, such as the COVID-19 pandemic, negatively affects our operating cash flows. We had net cash outflows from operations for the three months ended March 31, 2022. As result of the COVID-19 pandemic and the resulting suspension of our operations, we have experienced credit rating downgrades, which have reduced our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of, debt financing.
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
We have a substantial amount of debt and significant debt service obligations. As of March 31, 2022, we had total debt of $22.5 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
Our substantial debt could also result in other negative consequences for us. For example, it could increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate, including the current downturn related to COVID-19; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may in the future be) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. In the event that we execute and borrow under the

$0.7 billion commitment available to draw on at any time prior to August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Priority Guaranteed Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. As of March 31, 2022, we have commitments for approximately $8.4 billion of debt to finance the purchase of 8 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. In addition, both our export credit facilities and our non-export credit facilities contain covenants that will, once our current waivers expire, require us, among other things, to maintain a specified minimum fixed charge coverage ratio and limit our net debt-to-capital ratio. In addition, our ECA facilities also require us to maintain minimum liquidity and a minimum stock holders' equity. Refer to Note 6. Debt to our consolidated financial statements under Part I, Item 1, Financial Statements for further discussion on our covenants and existing waivers.
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
In addition, our ability to maintain our credit facilities may also be impacted by changes in our ownership base. More specifically, we may be required to prepay our non-ECA and ECA facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our board of directors is no longer comprised of individuals who were members of our board of directors on the first day of such period. Our debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade, which would require us to offer to repurchase our debt securities in the event of such change of control.
If we elect to settle conversions of our convertible notes in shares of our common stock or a combination of cash and shares of our common stock, conversions of our convertible notes will result in dilution for our existing shareholders.
We have an aggregate principal amount of $1.725 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to March 15 and August 15, 2023, our convertible notes issued in June 2020 and October 2020, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders.
We did not declare quarterly dividends on our common stock in the quarter ended March 31, 2022 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the eight consecutive quarters ended March 31, 2022. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future due to our agreement with certain of our lenders not to pay dividends until the end of the third quarter of 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our amounts deferred under the export credit facilities. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
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
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be and have been subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including global inflationary pressures which have increased our operating costs. In connection with the COVID-19 pandemic, we' have incurred increased operating costs, including as a result of rerouting itineraries due to ports closing or not accepting passengers. Increases in these operating costs could adversely affect our future profitability.
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

Terrorist attacks, war, and other similar events could have a material adverse impact on our business and results of operations.
We are susceptible to a wide range of adverse events, including terrorist attacks, war, conflicts, civil unrest and other hostilities, such as the outbreak of armed conflict between Russia and Ukraine. The occurrence of these events or an escalation in the frequency or severity of them, and the resulting political instability, travel restrictions and advisories and concerns over safety and security aspects of traveling or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also result in additional security measures taken by local authorities which have, and may in the future, impact access to ports and/or destinations. In addition, such events have led, and could lead, to disruptions, instability and volatility in global markets, supply chains and industries, increased operating costs, such as fuel and food, and disruptions affecting our newbuild construction and fleet modernization efforts, any of which could materially and adversely impact our business and results of operations. Further, such events could have the effect of heightening the other risks we have described in this report, any of which also could materially and adversely affect our business and results of operations.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results of operations.
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to increased concerns that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases such as COVID-19. In response to disease outbreaks, our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, the new operating protocols we are developing and any other health protocol we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
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
In addition, from time to time, we communicate certain initiatives regarding climate change and other ESG matters. We could fail or be perceived to fail to achieve such initiatives, which may negatively affect our reputation. The future adoption of new technology or processes to achieve the initiatives could also result in the impairment of existing assets.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of March 31, 2022, a total of 76 new ships with approximately 178,000 berths were on order for delivery through 2027 in the cruise industry, including 11 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
In addition, to the extent that we or our competitors deploy ships to a particular itinerary/region and the resulting capacity in that region exceeds the demand, it may negatively affect our pricing and profitability. Any of the foregoing could have an adverse impact on our results of operations, cash flows and financial condition, including potentially impairing the value of our ships and other assets
Unavailability of ports of call may adversely affect our results of operations.
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments and local governmental regulations. In light of the COVID-19 pandemic, port availability could also be subject to immediate change depending on local and/or onboard disease cases or other government restrictions as well as limited availability during the resumption of operations. Higher fuel costs also may adversely impact the destinations on certain of our itineraries as they become too costly to include.
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
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally obtain insurance based on the cost of an asset rather than replacement value, and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or other business interruption. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. We do not carry business interruption insurance and accordingly we have no insurance coverage for loss of revenues or earnings from our ships or other operations. Accordingly, we are not protected against all risks and cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident
We are members of four Protection and Indemnity (“P&I”) clubs, which are part of a worldwide group of 13 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis, and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 13 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers. Certain liabilities, costs, and expenses associated with COVID-19 cases identified on or traced to our vessels are eligible for insurance coverage under our participation in these P&I clubs
We cannot be certain that insurance and reinsurance coverage will be available to us and at commercially reasonable rates in the future or at all or, if available, that it will be sufficient to cover potential claims. Additionally, if we or other insureds sustain significant losses, the result may be higher insurance premiums, cancellation of coverage, or the inability to obtain coverage. The COVID-19 pandemic, for example, depending on its duration and the associated insurance claims volumes, may potentially impact the insurance markets we rely on for coverage and could adversely impact both the coverage options available to us in the future as well as the premium costs we are required to pay for those coverages. Such events could adversely affect our financial condition or results of operations.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of March 31, 2022, we had approximately $6.5 billion of indebtedness that bears interest at variable rates. This amount represented approximately 28.4% of our total indebtedness. As of March 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2022 interest expense by approximately $29.4 million.
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
As of March 31, 2022, approximately 85% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
The following table provides information about our repurchase of common stock during the quarter ended March 31, 2022.
There were no repurchases of common stock during the quarter ended March 31, 2022. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31,2022	—	—	—	$—
February 1, 2022 - February 28, 2022	135,398	16.77	—	$—
March 1, 2022 - March 31, 2022	—	—	—	$—
Total	135,398	$16.77
(1) Includes shares related to employee stock plans; primarily 106,965 performance shares issued that did not vest as the performance criteria was not met and were repurchased at par value of $0.01 per share. Additionally, shares were withheld by us to cover withholding taxes due at the election of certain holders.

Item 6. Exhibits

3.1	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 11, 2022).

4.1
Indenture, dated March 29, 2021, among the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, principal paying agent, transfer agent, registrar and security agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 30, 2021).

10.1
Hull L34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., SMBC Bank International plc, Citibank Europe plc, and the banks and financial institutions as lender parties thereto*

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2022, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarter ended March 31, 2022 and 2021;
(ii)    the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
May 5, 2022	(Principal Financial Officer and duly authorized signatory)