Form 10-Q
period 2022-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2022-07-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 255,059,197 shares of common stock outstanding as of July 26, 2022.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2022	2021
Passenger ticket revenues	$1,418,203	$22,785
Onboard and other revenues	766,039	28,129
Total revenues	2,184,242	50,914
Cruise operating expenses:
Commissions, transportation and other	329,859	5,188
Onboard and other	155,570	8,598
Payroll and related	327,141	167,640
Food	155,226	17,196
Fuel	275,179	59,109
Other operating	447,887	167,099
Total cruise operating expenses	1,690,862	424,830
Marketing, selling and administrative expenses	371,425	285,558
Depreciation and amortization expenses	351,542	323,439
Impairment and credit losses (recoveries)	(10,943)	40,621
Operating Loss	(218,644)	(1,023,534)
Other income (expense):
Interest income	6,490	4,670
Interest expense, net of interest capitalized	(302,706)	(304,811)
Equity investment loss	(13,179)	(48,088)
Other income	6,457	24,508
	(302,938)	(323,721)
Net Loss	$(521,582)	$(1,347,255)
Loss per Share:
Basic	$(2.05)	$(5.29)
Diluted	$(2.05)	$(5.29)
Weighted-Average Shares Outstanding:
Basic	254,964	254,577
Diluted	254,964	254,577
Comprehensive Loss
Net Loss	$(521,582)	$(1,347,255)
Other comprehensive income:
Foreign currency translation adjustments	12,682	(3,489)
Change in defined benefit plans	15,168	(3,088)
(Loss) gain on cash flow derivative hedges	(84,493)	51,476
Total other comprehensive (loss) income	(56,643)	44,899
Comprehensive Loss	$(578,225)	$(1,302,356)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2022	2021
Passenger ticket revenues	$2,070,061	$43,629
Onboard and other revenues	1,173,412	49,299
Total revenues	3,243,473	92,928
Cruise operating expenses:
Commissions, transportation and other	480,202	8,137
Onboard and other	230,009	13,079
Payroll and related	676,759	264,276
Food	255,410	25,668
Fuel	463,659	100,931
Other operating	769,592	296,226
Total cruise operating expenses	2,875,631	708,317
Marketing, selling and administrative expenses	765,455	543,599
Depreciation and amortization expenses	691,009	633,605
Impairment and credit losses (recoveries)	(10,770)	40,172
Operating Loss	(1,077,852)	(1,832,765)
Other income (expense):
Interest income	9,812	9,531
Interest expense, net of interest capitalized	(580,365)	(577,325)
Equity investment loss	(44,238)	(107,959)
Other income	3,919	29,541
	(610,872)	(646,212)
Net Loss	(1,688,724)	(2,478,977)
Loss per Share:
Basic	$(6.63)	$(9.96)
Diluted	$(6.63)	$(9.96)
Weighted-Average Shares Outstanding:
Basic	254,893	248,823
Diluted	254,893	248,823
Comprehensive Loss
Net Loss	$(1,688,724)	$(2,478,977)
Other comprehensive income:
Foreign currency translation adjustments	20,460	6,233
Change in defined benefit plans	27,765	7,375
Gain on cash flow derivative hedges	111,408	61,778
Total other comprehensive income	159,633	75,386
Comprehensive Loss	(1,529,091)	(2,403,591)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,102,205	$2,701,770
Trade and other receivables, net of allowances of $7,897 and $13,411 at June 30, 2022 and December 31, 2021, respectively	565,014	408,067
Inventories	229,108	150,224
Prepaid expenses and other assets	492,285	286,026
Derivative financial instruments	172,276	54,184
Total current assets	3,560,888	3,600,271
Property and equipment, net	27,556,323	25,907,949
Operating lease right-of-use assets	569,561	542,128
Goodwill	809,298	809,383
Other assets, net of allowances of $72,648 and $86,781 at June 30, 2022 and December 31, 2021, respectively	1,447,175	1,398,624
Total assets	$33,943,245	$32,258,355
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$5,466,486	$2,243,131
Current portion of operating lease liabilities	71,651	68,922
Accounts payable	760,864	545,978
Accrued interest	301,629	251,974
Accrued expenses and other liabilities	862,825	887,575
Derivative financial instruments	87,184	127,236
Customer deposits	4,168,743	3,160,867
Total current liabilities	11,719,382	7,285,683
Long-term debt	17,746,721	18,847,209
Long-term operating lease liabilities	561,160	534,726
Other long-term liabilities	517,884	505,181
Total liabilities	30,545,147	27,172,799

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 283,076,357 and 282,703,246 shares issued, June 30, 2022 and December 31, 2021, respectively)	2,831	2,827
Paid-in capital	7,254,939	7,557,297
(Accumulated deficit) Retained earnings	(1,240,191)	302,276
Accumulated other comprehensive loss	(551,252)	(710,885)
Treasury stock (28,018,385 and 27,882,987 common shares at cost, June 30, 2022 and December 31, 2021, respectively)	(2,068,229)	(2,065,959)
Total shareholders’ equity	3,398,098	5,085,556
Total liabilities and shareholders’ equity	$33,943,245	$32,258,355

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2022	2021
Operating Activities
Net Loss	$(1,688,724)	$(2,478,977)
Adjustments:
Depreciation and amortization	691,009	633,605
Impairment and credit losses (recoveries)	(10,770)	40,172
Net deferred income tax benefit	(9,205)	(8,450)
Loss (gain) on derivative instruments not designated as hedges	87,245	(16,163)
Share-based compensation expense	10,134	35,562
Equity investment loss	44,238	107,959
Amortization of debt issuance costs	77,008	72,500
Amortization of debt discounts and premiums	7,726	56,609
Gain on extinguishment of debt	—	(3,156)
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(201,605)	(180,562)
Increase in inventories	(78,884)	(17,191)
Increase in prepaid expenses and other assets	(168,948)	(75,213)
Increase in accounts payable	221,746	38,073
Increase in accrued interest	49,655	17,675
Decrease in accrued expenses and other liabilities	(32,837)	(123,028)
Increase in customer deposits	1,007,876	629,285
Other, net	(55,871)	1,746
Net cash used in operating activities	(50,207)	(1,269,554)
Investing Activities
Purchases of property and equipment	(2,317,747)	(1,286,175)
Cash received on settlement of derivative financial instruments	36,073	24,766
Cash paid on settlement of derivative financial instruments	(265,047)	(34,121)
Investments in and loans to unconsolidated affiliates	(614)	(70,084)
Cash received on loans to unconsolidated affiliates	8,700	20,127
Proceeds from the sale of property and equipment and other assets	75	175,439
Other, net	11,013	(13,627)
Net cash used in investing activities	(2,527,547)	(1,183,675)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2022	2021
Financing Activities
Debt proceeds	3,831,566	3,144,077
Debt issuance costs	(133,946)	(110,760)
Repayments of debt	(1,706,807)	(1,185,490)
Repayments of commercial paper notes	—	(414,570)
Proceeds from common stock issuances	—	1,621,860
Other, net	(11,050)	(36,125)
Net cash provided by financing activities	1,979,763	3,018,992
Effect of exchange rate changes on cash and cash equivalents	(1,574)	132
Net (decrease) increase in cash and cash equivalents	(599,565)	565,895
Cash and cash equivalents at beginning of period	2,701,770	3,684,474
Cash and cash equivalents at end of period	$2,102,205	$4,250,369
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$425,119	$382,461
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$—	$16,000
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$33,189	$33,207

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at April 1, 2022	$2,830	$7,267,545	$(718,609)	$(494,609)	$(2,068,229)	$3,988,928
Activity related to employee stock plans	1	(12,606)	—	—	—	(12,605)
Changes related to cash flow derivative hedges	—	—	—	(84,493)	—	(84,493)
Change in defined benefit plans	—	—	—	15,168	—	15,168
Foreign currency translation adjustments	—	—	—	12,682	—	12,682
Net Loss	—	—	(521,582)	—	—	(521,582)
Balance at June 30, 2022	$2,831	$7,254,939	$(1,240,191)	$(551,252)	$(2,068,229)	$3,398,098

	Common Stock	Paid-in Capital	Retained Earnings ( Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$5,085,556
Activity related to employee stock plans	4	5,282	37	—	—	5,323
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(307,640)	146,220	—	—	(161,420)
Changes related to cash flow derivative hedges	—	—	—	111,408	—	111,408
Change in defined benefit plans	—	—	—	27,765	—	27,765
Foreign currency translation adjustments	—	—	—	20,460	—	20,460
Purchase of treasury stock	—	—	—	—	(2,270)	(2,270)
Net Loss	—	—	(1,688,724)	—	—	(1,688,724)
Balance at June 30, 2022	$2,831	$7,254,939	$(1,240,191)	$(551,252)	$(2,068,229)	$3,398,098

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 63 ships as of June 30, 2022. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
During 2021, we restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Since then, we have steadily increased the number of ships that have returned to service, with our full fleet in service as of June 30, 2022. Our operations incorporate our enhanced health and safety protocols, including vaccination protocols.
Since the start of the pandemic, we have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19 and manage our liquidity. As part of our liquidity management, we rely on the estimation of our future liquidity requirements, which includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•Continued cruise operations and expected timing of cash collections for cruise bookings;
•Expected increase in revenue per available passenger cruise day;
•Expected increase in occupancy levels over time until we reach historical occupancy levels; and
•Inflationary increase to our operating costs, mostly impacting the expected cost of fuel and food.
As of June 30, 2022, we had liquidity of $3.3 billion, including $0.5 billion of undrawn revolving credit facility capacity, $2.1 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities as of June 30, 2022.
As of June 30, 2022, we were in compliance with our financial covenants and we estimate we will be in compliance for the next twelve months. In July 2022, we amended our non-export-credit facilities and export credit facilities plus committed export-credit facilities, and certain credit card processing agreements. Refer to Note 7. Debt for further information regarding our debt facilities and credit card processing agreements, including related covenants.
In June of 2023, approximately $3.2 billion of long- term debt will become due. Accordingly, in addition to our $3.3 billion liquidity as of June 30, 2022, in February 2022 we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agreed to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Senior Priority Guaranteed Notes due 2023 (the "Priority Guaranteed Notes"), and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
Based on our assumptions regarding the impact of COVID-19 and our resumption of operations, as well as our present financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements. Additionally, we will continue to pursue various opportunities to raise additional capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. Actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
If the Company is unable to comply with the applicable financial covenants, including maintaining the applicable minimum liquidity requirement, it could have a significant adverse effect on the Company’s business, financial condition and operating results.
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
Prior to October 1, 2021, we consolidated the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective October 1, 2021, we eliminated the three- month reporting lag to reflect Silversea Cruises' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Silversea reporting lag"). The elimination of the Silversea reporting lag represents a change in accounting principle which we believe to be preferable because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2021. As a result, we have accounted for this change in accounting principle in our consolidated results for the quarter and year ended December 31, 2021. Accordingly, the results of Silversea Cruises from April 1, 2022 through June 30, 2022 and from January 1, 2022 through June 30, 2022 are included in our consolidated statement of comprehensive loss for the quarter ended and six months ended June 30, 2022, respectively. The results of Silversea Cruises from January 1, 2021 through March 31, 2021 and from October 1, 2020 through March 31, 2021 are included in our consolidated statement of comprehensive loss for the quarter ended and six months ended June 30, 2021, respectively.

Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements

In August 2020, the FASB issued Accounting Standard Update (“ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815") or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022, we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $161.4 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $307.6 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146.2 million to increase retained earnings.

Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB") issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We are currently evaluating the impact of the new guidance on our consolidated financial statements. The impact, if any, will be dependent on the terms of any future contract modifications related to a change in reference rate.

Note 3. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from two to 25 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $236.2 million and $3.2 million for the quarters ended June 30, 2022 and 2021, respectively, and $313.1 million and $4.7 million for the six months ended June 30, 2022 and 2021, respectively.
Our total revenues also include Onboard and other revenues, which consist primarily of revenues from the sale of goods and services onboard our ships that are not included in passenger ticket prices. We receive payment before or concurrently with the transfer of these goods and services to cruise passengers and recognize revenue over the duration of the related cruise.
As a practical expedient, we have omitted disclosures on our remaining performance obligations as the duration of our contracts with customers is less than a year.

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues by itinerary
North America (1)	$1,344,043	$11,632	$2,233,130	$11,632
Asia/Pacific	45,216	19,317	79,849	49,202
Europe	527,134	3,765	528,559	3,765
Other regions(2)	159,390	1,900	239,022	2,710
Total revenues by itinerary	2,075,783	36,614	3,080,560	67,309
Other revenues(3)	108,459	14,300	162,913	25,619
Total revenues	$2,184,242	$50,914	$3,243,473	$92,928
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and six months ended June 30, 2022 and 2021, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2022	2021
Passenger ticket revenues:
United States	78%	44%
Singapore	2%	54%
All other countries (1)	20%	2%

	Six Months Ended June 30,
	2022	2021
Passenger ticket revenues:
United States	80%	23%
Singapore	3%	61%
China	1%	15%
All other countries (1)	16%	1%
(1)No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2022 and 2021.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.9 billion and $0.8 billion as of June 30, 2022 and December 31, 2021, respectively.

We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”). As of June 30, 2022, our customer deposit balance includes approximately $0.6 billion of unredeemed FCCs. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that will not be used in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2022 and December 31, 2021, our contract assets were $118.9 million and $52.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions were $119.4 million as of June 30, 2022 and $75.4 million as of December 31, 2021. Substantially all of our prepaid travel advisor commissions at December 31, 2021 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the six months ended June 30, 2022.
Note 4. (Loss) Per Share
Basic and diluted (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (Loss) for basic and diluted loss per share	$(521,582)	$(1,347,255)	$(1,688,724)	$(2,478,977)
Weighted-average common shares outstanding	254,964	254,577	254,893	248,823
Diluted weighted-average shares outstanding	254,964	254,577	254,893	248,823
Basic (loss) per share	$(2.05)	$(5.29)	$(6.63)	$(9.96)
Diluted (loss) per share	$(2.05)	$(5.29)	$(6.63)	$(9.96)
Basic loss per share is computed by dividing Net Loss by the weighted-average number of common stock outstanding during each period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. As we had net losses for the quarter and six months ended June 30, 2022 and June 30, 2021, all potential common shares were determined to be antidilutive, resulting in the same basic and diluted net loss per share amounts for these periods. There were approximately 23,526,181 and 23,597,611 antidilutive shares for the quarters and six months ended June 30, 2022, respectively, compared to 445,000 and 449,000 for the quarters and six months ended June 30, 2021, respectively.
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

Note 5. Property and Equipment
During the quarter ended June 30, 2021, we determined that certain construction in progress projects would be reduced in scope or would no longer be completed due to the impact COVID-19 has had to our operations. This led to an impairment of $40.6 million of construction in progress assets previously reported in Property and equipment, net. This impairment charge was reported within Impairment and credit losses (recoveries) in our consolidated statements of comprehensive loss for the three and six months ended June 30, 2021.
In January 2022 and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively. Refer to Note 7. Debt for further information on the financing for Wonder of the Seas and Celebrity Beyond.
In July 2022, we purchased a ship for our Silversea Cruises brand for $275.0 million, plus transaction fees. The ship is expected to enter service during the fourth quarter of 2022. For information regarding the financing of the ship, refer to Note 7. Debt.
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
As of June 30, 2022, the net book value of our investment in TUIC was $365.0 million, primarily consisting of $258.6 million in equity and a loan of €95.2 million, or approximately $99.5 million based on the exchange rate at June 30, 2022. As of December 31, 2021, the net book value of our investment in TUIC was $444.4 million, primarily consisting of $322.4 million in equity and a loan of €103.0 million, or approximately $117.2 million based on the exchange rate at December 31, 2021. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the quarter and six months ended June 30, 2022, we made payments of $4.0 million and $7.7 million, respectively to Grand Bahama for ship repair and maintenance services compared to payments of $2.7 million for the quarter and six months ended June 30, 2021. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity.
Our loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the six months ended June 30, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the six months ended June 30, 2022. As of June 30, 2022, we had exposure to credit loss in Grand Bahama of $10.7 million related to the loan. The outstanding loan balance is in non-accrual status and is included within Other assets in our consolidated balance sheets. In addition, we are currently recognizing our share of net accumulated equity method losses against the carrying value of our loan receivable from Grand Bahama. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Share of equity loss from investments	$(13,179)	$(48,088)	$(44,238)	$(107,959)
Dividends received (1)	$563	$—	$986	$—
(1) Represents dividends received from our investments accounted for under the equity method of accounting for the quarters and six months ended June 30, 2022 and June 30, 2021.

	As of June 30, 2022	As of December 31, 2021
Total notes receivable due from equity investments	$112,812	$130,587
Less-current portion (1)	20,260	21,508
Long-term portion (2)	$92,552	$109,079
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUIC and recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$3,937	$5,913	$10,309	$11,144
Expenses	$1,691	$1,715	$3,517	$2,990
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended June 30, 2022. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Based on these credit loss estimation factors, during the six months ended June 30, 2022, we recorded a net credit loss recovery of $10.6 million primarily resulting from cash collections received on a note receivable, in which credit losses were previously recorded. Our credit loss allowance beginning and ending balances as of January 1, 2022 and June 30, 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of our property and equipment of $81.6 million and other receivable balances primarily related to loans due from travel advisors of $12.6 million.
The following table summarizes our credit loss allowance related to receivables for the six months ended June 30, 2022 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2022	$100,192
Credit loss recovery, net	(10,623)
Write-offs	(9,024)
Ending balance June 30, 2022	$80,545

Note 7. Debt
Debt consists of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of June 30, 2022	As of December 31, 2021
Fixed rate debt:
Unsecured senior notes	3.70% to 9.13%	2022 - 2028	$6,595,735	$5,604,498
Secured senior notes	10.88% to 11.50%	2023 - 2025	2,361,570	2,354,037
Unsecured term loans	1.28% to 5.89%	2026 - 2034	4,767,955	2,860,567
Convertible notes	2.88% to 4.25%	2023	1,725,000	1,558,780
Total fixed rate debt			15,450,260	12,377,882
Variable rate debt:
Unsecured revolving credit facilities (2)	3.09% to 3.49%	2022 - 2024	2,611,342	2,899,342
USD unsecured term loan	3.34% to 6.79%	2022 - 2033	4,569,466	5,018,740
Euro unsecured term loan	2.26% to 4.72%	2023 - 2036	577,098	685,633
Total variable rate debt			7,757,906	8,603,715
Finance lease liabilities			422,893	472,275
Total debt (3)			23,631,059	21,453,872
Less: unamortized debt issuance costs			(417,852)	(363,532)
Total debt, net of unamortized debt issuance costs			23,213,207	21,090,340
Less—current portion			(5,466,486)	(2,243,131)
Long-term portion			$17,746,721	$18,847,209
(1) Interest rates based on outstanding loan balance as of June 30, 2022 and, for variable rate debt, include either LIBOR or EURIBOR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30% which interest was 3.09% as of June 30, 2022 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 3.49% as of June 30, 2022 and is subject to a facility fee of a maximum of 0.30%.
(3) At June 30, 2022 and December 31, 2021, the weighted average interest rate for total debt was 6.09% and 5.47%, respectively.
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
In January 2022, we issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990.0 million. Interest accrues on the January 2022 Unsecured Notes at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from the January 2022 Unsecured Notes are being used to repay principal payments on debt maturing in 2022 (including to pay fees and expenses in connection with such repayments) and have been temporarily applied to repay borrowings under our revolving credit facilities.
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
In July 2022, we purchased a ship for our Silversea Cruises brand. To finance the purchase, we borrowed $277 million, which is 95% guaranteed by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The loan amortizes semi-annually over 15 years and bears interest at a floating rate equal to SOFR plus a margin of 1.25%. Principal payments to the lender will commence in July 2024 and the loan will mature in July 2037.
Our export credit facilities and our non-export credit facilities have an outstanding principal amount of approximately $13.1 billion as of June 30, 2022. These facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio, and under certain facilities, to maintain a minimum shareholders' equity. In 2021, we amended our non-export credit facilities and export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period for our export credit facilities to the end of the fourth quarter of 2022. Further, in July 2022, we amended our non-export-credit facilities and export credit facilities, and certain credit card processing agreements. Among other things, the amendments modified the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2025 and the amount of minimum shareholders' equity required to be maintained through 2025. The amendments impose a monthly-tested minimum liquidity covenant of $350.0 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases.
As of June 30, 2022, our aggregate revolving borrowing capacity was $3.2 billion and was mostly utilized through a combination of amounts drawn and letters of credits issued under the facilities. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2022, we have posted letters of credit as collateral with our sureties and credit card processors under our revolving credit facilities in the amount of $111.9 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to the breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve, until the sailing takes place or the funds are refunded to the customer. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $309.6 million. The amount and timing are dependent on future factors that are uncertain, such as the value of future deposits and whether we transfer our business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2022, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt, net of debt issuance costs of $417.9 million, and including finance leases, as of June 30, 2022 for each of the next five years (in thousands):

Year	As of June 30, 2022 (1)
Remainder of 2022	1,579,926
2023	5,746,141
2024	3,869,007
2025	2,482,849
2026	2,693,083
Thereafter	6,842,201
23,213,207
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2022.

Note 8. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2022 and December 31, 2021. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters, our Silver Dawn, and Silver Whisper ships. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of June 30, 2022 and December 31, 2021.
In June 2019, the Company entered into a new master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters, which has been classified as a finance lease in accordance with ASC 842, Leases. In January of 2022, we executed a modification to the Master Lease to extend the expiration of the lease from 2072 to 2074, which continues to include the two five-year options to extend the lease. We continue to consider the probability of exercising the two five-year options as reasonably certain. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $100.9 million and $127.0 million as of June 30, 2022 and December 31, 2021, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $274.3 million and $283.7 million as of June 30, 2022 and December 31, 2021, respectively.

Silversea Cruises operates the Silver Whisper under a finance lease. The finance lease for Silver Whisper will expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of June 30, 2022 and December 31, 2021. The total aggregate amount of the finance lease liabilities recorded for this ship was $16.6 million and $24.1 million at June 30, 2022 and December 31, 2021, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended June 30, 2022	Six Months Ended June 30, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$27,993	$50,722
Operating lease costs	Other operating expenses	5,523	10,994
Operating lease costs	Marketing, selling and administrative expenses	4,870	9,646
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,102	12,195
Interest on lease liabilities	Interest expense, net of interest capitalized	4,654	9,254
Total lease costs		$49,142	$92,811

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended June 30, 2021	Six Months Ended June 30, 2021
Lease costs:
Operating lease costs	Other operating expenses	4,811	9,941
Operating lease costs	Marketing, selling and administrative expenses	2,475	8,510
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,983	7,727
Interest on lease liabilities	Interest expense, net of interest capitalized	364	674
Total lease costs		$11,633	$26,852

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and six months ended June 30, 2022, we had $11.9 million and $19.4 million variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss, respectively. During the quarter and six months ended June 30, 2021, we had no variable lease costs.
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of June 30, 2022	As of December 31, 2021
Weighted average of the remaining lease term in years
Operating leases	17.44	18.18
Finance leases	22.89	23.96
Weighted average discount rate
Operating leases	6.88%	6.52%
Finance leases	5.97%	5.54%

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56,270	$13,149
Operating cash flows from finance leases	$9,254	$674
Financing cash flows from finance leases	$22,455	$7,935
As of June 30, 2022, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2022	$52,545	$38,106
2023	112,861	53,069
2024	101,068	44,348
2025	95,924	43,986
2026	90,182	38,843
Thereafter	859,621	705,171
Total lease payments	1,312,201	923,523
Less: Interest	(679,390)	(500,630)
Present value of lease liabilities	$632,811	$422,893

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of June 30, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310
In addition, as of June 30, 2022, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of June 30, 2022, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $9.4 billion, of which we had deposited $0.6 billion as of such date. Approximately 61.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2022. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, the Court granted summary judgement in favor of the plaintiff as to liability and a trial on damages has been scheduled for September 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. Given that the outcome of the litigation is inherently unpredictable and subject to significant uncertainties, there can be no assurances that the final outcome of either case will not be material, and we cannot reasonably estimate the potential loss or range of loss, if any, associated with the litigation.

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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, during the six months ended June 30, 2022 and 2021, we did not declare dividends. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Note 11. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022 and 2021 (in thousands):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2022				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2021
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(646,473)	$(56,835)	$(7,577)	$(710,885)	$(650,519)	$(65,542)	$(23,280)	$(739,341)
Other comprehensive income (loss) before reclassifications	207,406	26,107	20,460	253,973	42,247	5,085	6,233	53,565
Amounts reclassified from accumulated other comprehensive loss	(95,998)	1,658	—	(94,340)	19,531	2,290	—	21,821
Net current-period other comprehensive income (loss)	111,408	27,765	20,460	159,633	61,778	7,375	6,233	75,386
Ending balance	$(535,065)	$(29,070)	$12,883	$(551,252)	$(588,741)	$(58,167)	$(17,047)	$(663,955)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2022 and 2021 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(5,152)	$(11,448)	$(15,585)	$(20,957)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,294)	(3,855)	(8,359)	(7,636)	Depreciation and amortization expenses
Foreign currency forward contracts	(471)	(515)	(1,689)	(1,806)	Other income (expense)
Fuel swaps	15	(7)	(354)	(414)	Other income (expense)
Fuel swaps	77,181	7,523	121,985	11,282	Fuel
	67,279	(8,302)	95,998	(19,531)
Amortization of defined benefit plans:
Actuarial loss	(930)	(1,547)	(1,658)	(2,290)	Payroll and related
	(930)	(1,547)	(1,658)	(2,290)
Total reclassifications for the period	$66,349	$(9,849)	$94,340	$(21,821)

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2022					Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$2,102,205	$2,102,205	$2,102,205	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Total Assets	$2,102,205	$2,102,205	$2,102,205	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$22,790,314	$21,802,888	$—	$21,802,888	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
Total Liabilities	$22,790,314	$21,802,888	$—	$21,802,888	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2022 and December 31, 2021.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2022 and December 31, 2021.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2022				Fair Value Measurements at December 31, 2021
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$261,057	$—	$261,057	$—	$69,808	$—	$69,808	$—
Total Assets	$261,057	$—	$261,057	$—	$69,808	$—	$69,808	$—
Liabilities:
Derivative financial instruments(5)	$148,335	$—	$148,335	$—	$200,541	$—	$200,541	$—
Total Liabilities	$148,335	$—	$148,335	$—	$200,541	$—	$200,541	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of June 30, 2022 and December 31, 2021.
(4)Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2022 or December 31, 2021, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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
There were no nonfinancial instruments recorded at fair value as of June 30, 2022.
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

The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2022				As of December 31, 2021
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$261,057	$(106,142)	$—	$154,915	$69,808	$(67,995)	$—	$1,813
Total	$261,057	$(106,142)	$—	$154,915	$69,808	$(67,995)	$—	$1,813

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2022				As of December 31, 2021
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(148,335)	$106,142	$—	$(42,193)	$(200,541)	$67,995	$44,411	$(88,135)
Total	$(148,335)	$106,142	$—	$(42,193)	$(200,541)	$67,995	$44,411	$(88,135)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2022, we had counterparty credit risk exposure under our derivative instruments of $144.3 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At June 30, 2022 and December 31, 2021, approximately 71.3% and 65.7%, respectively, of our debt was effectively fixed-rate debt. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2022 and December 31, 2021, we maintained interest rate swap agreements on the following fixed-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2022 (in thousands)	Maturity	Debt Fixed Rate	Swap Floating Rate: LIBOR plus	All-in Swap Floating Rate as of June 30, 2022
Unsecured senior notes	650,000	November 2022	5.25%	3.63%	5.04%
	$650,000
These interest rate swap agreements are accounted for as fair value hedges.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At June 30, 2022 and December 31, 2021, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2022 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$136,354	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	275,625	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	302,083	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	415,000	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	362,440	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	402,500	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,085,669
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2022.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $402.5 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2022 and December 31, 2021 was $2.7 billion and $2.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2022, the aggregate cost of our ships on order was $9.4 billion, of which we had deposited $0.6 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 9. Commitments and Contingencies, for further information on our ships on order. At June 30, 2022 and December 31, 2021, approximately 61.7% and 59.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2022, we maintained an average of approximately $1.3 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in a (loss) gain of $(80.9) million and $0.5 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $78.6 million and $0.3 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss. For the six months ended June 30, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in losses of $87.9 million and $13.0 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $85.8 million and $4.7 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2022 and December 31, 2021 was $2.0 billion and $3.4 billion, respectively.
Non-Derivative Instruments
We consider our investment in our foreign operations to be denominated in relative stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €315.0 million, or approximately $329.3 million, as of June 30, 2022. As of
December 31, 2021, we had designated debt as a hedge of our net investments in TUI Cruises of €97.0 million, or approximately $110.3 million.
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
Prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the six months ended June 30, 2021, we discontinued cash flow hedge accounting on 48 thousand metric tons of our fuel swap agreements maturing in 2021, which resulted in the reclassification of a net $4.4 million loss from Accumulated other comprehensive loss to Other income (expense). For the six months ended June 30, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
At June 30, 2022, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of June 30, 2022 and December 31, 2021, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2022	As of December 31, 2021
Designated as hedges:	(metric tons)
2022	453,450	821,850
2023	415,750	249,050

	Fuel Swap Agreements
	As of June 30, 2022	As of December 31, 2021
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2022	56%	54%
2023	26%	15%

Fuel Swap Agreements
	As of June 30, 2022	As of December 31, 2021
Not designated as hedges:	(metric tons)
2022(1)	110,500	231,900
2023	—	—
(1)    As of June 30, 2022, 55,250 metric tons relate to fuel swap agreements with discontinued hedge accounting, in which we effectively pay fixed prices and receive floating prices from the counterparty. The remaining 55,250 tons relate to fuel swap agreements that were not designated as hedges since inception, in which we effectively pay floating prices and receive fixed prices from the counterparty.
As of June 30, 2022, there was $149.9 million of estimated unrealized gain associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $23.8 million of estimated unrealized net gain at December 31, 2021. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$56,579	$—	Other long-term liabilities	$—	$62,080
Interest rate-swaps	Derivative financial instruments	—	6,478	Derivative financial instruments	1,828	—
Foreign currency forward contracts	Derivative financial instruments	—	7,357	Derivative financial instruments	61,982	116,027
Foreign currency forward contracts	Other assets	—	2,070	Other long-term liabilities	59,580	8,813
Fuel swaps	Derivative financial instruments	150,882	31,919	Derivative financial instruments	1,044	7,944
Fuel swaps	Other assets	32,202	13,452	Other long-term liabilities	1,571	1,202
Total derivatives designated as hedging instruments under 815-20		$239,663	$61,276		$126,005	$196,066
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$—	Derivative financial instruments	$—	$—
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	21,394	8,430	Derivative financial instruments	22,330	3,264
Fuel swaps	Other Assets	—	102	Other long-term liabilities	—	1,211
Total derivatives not designated as hedging instruments under 815-20		21,394	8,532		22,330	4,475
Total derivatives		$261,057	$69,808		$148,335	$200,541
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2022	As of December 31, 2021
Foreign currency debt	Current portion of debt	$61,041	$75,518
Foreign currency debt	Long-term debt	268,260	34,795
		$329,301	$110,313
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest rate swaps	Interest expense (income), net of interest capitalized	$(1,170)	$317	$(4,535)	$(234)	$2,927	$2,068	$8,951	$4,998
		$(1,170)	$317	$(4,535)	$(234)	$2,927	$2,068	$8,951	$4,998
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of June 30, 2022	As of December 31, 2021	As of June 30, 2022	As of December 31, 2021
Current portion of debt and Long-term debt	$647,106	$655,502	$(2,523)	$6,428
	$647,106	$655,502	$(2,523)	$6,428
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Interest rate swaps	$29,251	$(15,714)	$104,116	$27,694
Foreign currency forward contracts	(122,915)	(2,574)	(162,977)	(102,155)
Fuel swaps	76,451	61,463	266,267	116,708
	$(17,213)	$43,175	$207,406	$42,247
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Six Months Ended June 30, 2022
Net inception fair value at January 1, 2022	$(554)
Amount of gain recognized in income on derivatives for the period ended June 30, 2022	554
Fair value at June 30, 2022	$—

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Foreign Currency Debt	$16,814	$(2,813)	$19,559	$3,009
	$16,814	$(2,813)	$19,559	$3,009
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and six months ended June 30, 2022 and June 30, 2021.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2022	Quarter Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Foreign currency forward contracts	Other income (expense)	$(80,897)	$524	$(87,882)	$(12,974)
Fuel swaps	Other income (expense)	273	14,981	266	27,636
		$(80,624)	$15,505	$(87,616)	$14,662
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
As of June 30, 2022, our senior unsecured debt credit rating was B by Standard & Poor's and B2 by Moody's. As of June 30, 2022, six of our interest rate derivative hedges had reached their fifth-year anniversary; however, our net market value for these derivative hedges are in a net asset position, accordingly, we were not required to post any collateral as of such date. We expect that we will not need to provide additional collateral under these agreements in the next twelve months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "considering," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations, but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the caption "Risk Factors" in Part II, Item 1A herein.
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
•a discussion of our results of operations for the quarter and six months ended June 30, 2022, compared to the same period in 2021;
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
Adjusted EBITDA represents EBITDA (as defined below) excluding (i) other income; (ii) impairment and credit losses (recoveries); (iii) restructuring charges and other initiative expenses; (iv) equity investment asset impairments; (v) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; and (vi) the net gain recognized in 2021 in relation to the sale of the Azamara brand. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis.
Adjusted (Loss) Earnings per Share ("Adjusted EPS") represents Adjusted Net (Loss) Income (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net (Loss) Income represents net (loss) income excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) impairment and credit losses (recoveries); (ii) restructuring charges and other initiative expenses; (iii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (iv) the amortization of non-cash debt discount on our convertible notes; (v) the estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization in 2020; (vi) gain on the extinguishment of debt; (vii) equity investment asset impairments; (viii) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; and (ix) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA represents net (loss) income excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.
Net Cruise Costs and Net Cruise Costs Excluding Fuel represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of historical Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the 2022 period presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes restructuring and other initiative expenses.
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
Although discussed in prior periods, we did not disclose or reconcile in this report our Gross Yields and Net Yields, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2022 and 2021 reduction in capacity and revenues, due to the impact of the COVID-19 pandemic on our operations, do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report.
We have not provided a quantitative reconciliation of the projected non-GAAP financial measures to the most comparable GAAP financial measures because preparation of meaningful U.S.GAAP projections would require unreasonable effort. Due to significant uncertainty, we are unable to predict, without unreasonable effort, the future movement of foreign exchange rates, fuel prices and interest rates inclusive of our related hedging programs. In addition, we are unable to determine the future impact of non-core business related gains and losses which may result from strategic initiatives. These items are uncertain and could be material to our results of operations in accordance with U.S GAAP. Due to this uncertainty, we do not believe that reconciling information for such projected figures would be meaningful.
Recent Developments
Continued Fleet Ramp-up
During 2021, we restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Since then, we have steadily increased the number of ships that have returned to service, with our full fleet in service as of June 30, 2022. Our operations incorporate our enhanced health and safety protocols, including vaccination protocols.
Wonder of the Seas and Celebrity Beyond were delivered and commenced operations in the first quarter and second quarter of 2022, respectively.
We are currently offering cruise itineraries in all of our key destinations with the exception of China. China remains closed to cruising, resulting in the redeployment of ships planned for China to other markets.
Operating Costs
We are experiencing inflationary and supply chain challenges, mainly related to fuel and food costs, as well as transitory costs related to our health and safety protocols. We expect these challenges to continue to have an adverse impact on our 2022 operating costs.
Update on Bookings
Booking volumes received in the second quarter for 2022 sailings averaged 30% above 2019 booking volumes for 2019 sailings in the corresponding period. Guests are booking their cruises closer-in compared to prior years, contributing to the better-than-expected load factors in the second quarter. In addition, cancellation activity has now returned to pre-COVID levels. As expected, load factors for sailings in the second half of 2022 remain below historical levels. Second half 2022 sailings are booked at higher prices than 2019, both including and excluding FCCs.
While demand for the critical Europe season has been strong over the past three months, the combination of COVID-19 and the Russia-Ukraine war set back load factor recovery, particularly in the third quarter of 2022, when European itineraries typically account for about a third of overall capacity.
As of June 30, 2022 we had $4.2 billion in customer deposits. Approximately 20% of the customer deposit balance as of June 30, 2022 is related to FCCs compared to 32% of the customer deposit balance as of December 31, 2021, a positive trend indicating new demand.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
Refer to Funding Needs and Sources for discussion regarding our recent liquidity actions and ongoing uses of cash.
Capital Expenditures
Refer to Future Capital Commitments for discussion on capital expenditures.
Debt Maturities, New Financings and Other Liquidity Actions
During the six months ended June 30, 2022, we continued to take actions to further improve our liquidity position and manage cash flow. In particular, we:
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
Expected debt maturities for the remainder of 2022 are $1.6 billion and $5.7 billion for 2023. We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs, refinancing opportunities and additional financings.
Results of Operations
Summary
Net Loss and Adjusted Net Loss for the second quarter of 2022 were $(521.6) million and $(530.0) million, or $(2.05) and $(2.08) per share on a diluted basis, respectively, reflecting our return to operations, and increased sales and marketing expenses, compared to Net Loss and Adjusted Net Loss of $(1.35) billion and $(1.29) billion, or $(5.29) and $(5.06) per share on a diluted basis, respectively, for the second quarter of 2021.
Net Loss and Adjusted Net Loss for the six months ended June 30, 2022 were both $(1.7) billion, or $(6.63) and $(6.65) per share on a diluted basis, respectively, compared to Net Loss and Adjusted Net Loss of $(2.48) billion and $(2.37) billion, or $(9.96) and $(9.51) per share on a diluted basis, respectively, for the six months ended June 30, 2021.
Significant items for the quarter and six months ended June 30, 2022 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $2.2 billion and $3.2 billion, respectively, for the quarter and six months ended June 30, 2022 as compared to the same period in 2021, The increase reflects our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect. APCDs for the second quarter and six months ended June 30, 2022 were 10,295,996 and 17,988,902, respectively, compared to 470,598 and 854,822, respectively, in the same period in 2021.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $1.3 billion and $2.2 billion, respectively, for the quarter and six months ended June 30, 2022 as compared to the same period in 2021. The increase reflects our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect.
•In January 2022 and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively.
•During the first quarter of 2022, we issued the January 2022 Unsecured Notes. Refer to Note 7. Debt to our consolidated financial statements under Part I. Item 1. Financial Statements for further information regarding this transaction.
•In February 2022, we entered into certain agreements with MS where MS agrees to provide backstop committed financing. Refer to Note 7. Debt to our consolidated financial statements under Part I. Item 1. Financial Statements for further information regarding this transaction.

Operating results for the quarters and six months ended June 30, 2022 compared to the same period in 2021 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,
	2022		2021
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,418,203	64.9%	$22,785	44.8%
Onboard and other revenues	766,039	35.1%	28,129	55.2%
Total revenues	2,184,242	100.0%	50,914	100.0%
Cruise operating expenses:
Commissions, transportation and other	329,859	15.1%	5,188	10.2%
Onboard and other	155,570	7.1%	8,598	16.9%
Payroll and related	327,141	15.0%	167,640	329.3%
Food	155,226	7.1%	17,196	33.8%
Fuel	275,179	12.6%	59,109	116.1%
Other operating	447,887	20.5%	167,099	328.2%
Total cruise operating expenses	1,690,862	77.4%	424,830	834.4%
Marketing, selling and administrative expenses	371,425	17.0%	285,558	560.9%
Depreciation and amortization expenses	351,542	16.1%	323,439	635.3%
Impairment and credit losses (recoveries)	(10,943)	(0.5)%	40,621	79.8%
Operating Loss	(218,644)	(10.0)%	(1,023,534)	(2,010.3)%
Other (expense) income:
Interest income	6,490	0.3%	4,670	9.2%
Interest expense, net of interest capitalized	(302,706)	(13.9)%	(304,811)	(598.7)%
Equity investment loss	(13,179)	(0.6)%	(48,088)	(94.4)%
Other income	6,457	0.3%	24,508	48.1%
	(302,938)	(13.9)%	(323,721)	(635.8)%
Net Loss	(521,582)	(23.9)%	(1,347,255)	(2,646.1)%
Diluted Loss per Share	$(2.05)		$(5.29)

	Six Months Ended June 30,
	2022		2021
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,070,061	63.8%	$43,629	46.9%
Onboard and other revenues	1,173,412	36.2%	49,299	53.1%
Total revenues	3,243,473	100.0%	92,928	100.0%
Cruise operating expenses:
Commissions, transportation and other	480,202	14.8%	8,137	8.8%
Onboard and other	230,009	7.1%	13,079	14.1%
Payroll and related	676,759	20.9%	264,276	284.4%
Food	255,410	7.9%	25,668	27.6%
Fuel	463,659	14.3%	100,931	108.6%
Other operating	769,592	23.7%	296,226	318.8%
Total cruise operating expenses	2,875,631	88.7%	708,317	762.2%
Marketing, selling and administrative expenses	765,455	23.6%	543,599	585.0%
Depreciation and amortization expenses	691,009	21.3%	633,605	681.8%
Impairment and credit losses (recoveries)	(10,770)	(0.3)%	40,172	43.2%
Operating Loss	(1,077,852)	(33.2)%	(1,832,765)	(1,972.2)%
Other income (expense):
Interest income	9,812	0.3%	9,531	10.3%
Interest expense, net of interest capitalized	(580,365)	(17.9)%	(577,325)	(621.3)%
Equity investment loss	(44,238)	(1.4)%	(107,959)	(116.2)%
Other income	3,919	0.1%	29,541	31.8%
	(610,872)	(18.8)%	(646,212)	(695.4)%
Net Loss	(1,688,724)	(52.1)%	(2,478,977)	(2,667.6)%
Diluted Loss per Share	$(6.63)		$(9.96)

Adjusted Net Loss and Adjusted Loss per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(521,582)	$(1,347,255)	$(1,688,724)	$(2,478,977)
Impairment and credit losses (recoveries) (1)	$(10,943)	$40,621	$(10,770)	$40,172
Restructuring charges and other initiatives expense	902	330	1,875	1,647
Amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition	1,623	1,623	3,246	3,246
Convertible debt amortization of debt discount (2)	—	26,073	—	52,146
Pullmantur reorganization settlement (3)	—	—	—	5,000
Gain on extinguishment of debt	—	(4,470)	—	(3,156)
Equity investment impairment (4)	—	—	—	26,042
Oasis of the Seas incident (5)	—	(5,263)	—	(6,584)
Net gain related to the sale of the Azamara brand	—	1,220	—	(4,936)
Adjusted Net Loss	(530,000)	(1,287,121)	(1,694,373)	(2,365,400)

Basic:
Loss per Share	$(2.05)	$(5.29)	$(6.63)	$(9.96)
Adjusted Loss per Share	$(2.08)	$(5.06)	$(6.65)	$(9.51)

Diluted:
Loss per Share	$(2.05)	$(5.29)	$(6.63)	$(9.96)
Adjusted Loss per Share	$(2.08)	$(5.06)	$(6.65)	$(9.51)

Weighted-Average Shares Outstanding:
Basic	254,964	254,577	254,893	248,823
Diluted	254,964	254,577	254,893	248,823
(1)Represents asset impairment and credit losses and recoveries. For further information regarding these amounts, refer to Note 5. Property and Equipment and Note 6. Other Assets to our consolidated financial statements.
(2)Represents the amortization of non-cash debt discount on our convertible notes. For further information regarding the adoption of ASU 2020-06 as of January 1, 2022, which impacts the accounting of the non-cash debt discount on convertible notes, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
(3)Represents estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization.
(4)Represents equity investment asset impairments primarily for TUI Cruises GmbH in 2021 as a result of the impact of COVID-19.
(5)Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Loss	$(521,582)	$(1,347,255)	(1,688,724)	(2,478,977)
Interest income	(6,490)	(4,670)	(9,812)	(9,531)
Interest expense, net of interest capitalized	302,706	304,811	580,365	577,325
Depreciation and amortization expenses	351,542	323,439	691,009	633,605
Income tax (benefit) expense (1)	(2,025)	(6,162)	4,553	(10,005)
EBITDA	124,151	(729,837)	(422,609)	(1,287,583)

Other income (2)	(4,432)	(18,346)	(8,472)	(19,536)
Impairment and credit losses (recoveries) (3)	$(10,943)	$40,621	$(10,770)	$40,172
Restructuring charges and other initiatives expense	902	330	1,875	1,647
Equity investment impairment (4)	—	—	—	26,042
Oasis of the Seas incident (5)	—	(5,263)	—	(6,584)
Net gain related to the sale of the Azamara brand	—	1,220	—	(4,936)
Adjusted EBITDA	$109,678	$(711,275)	$(439,976)	$(1,250,778)
(1) Included within Other income in our consolidated statements of comprehensive loss.
(2) Represents net non-operating income or expense. For the periods reported, primarily relates to gains or losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies and changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued. The amount excludes income tax (benefit) expense, included in the EBITDA calculation above.
(3) Represents asset impairment and credit losses and recoveries. For further information regarding these amounts, refer to Note 5. Property and Equipment and Note 6. Other Assets to our consolidated financial statements.
(4) Represents equity investment asset impairments primarily for TUI Cruises GmbH in 2021 as a result of the impact of COVID-19.
(5) Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2022 (1)	2021 (2)	2022 (1)	2021 (2)
Passengers Carried	1,340,622	34,273	2,075,431	75,482
Passenger Cruise Days	8,443,745	129,562	12,862,644	274,478
APCD	10,295,996	470,598	17,988,902	854,822
Occupancy	82.0%	27.5%	71.5	32.1%
(1)Due to the elimination of the Silversea Cruises three-month reporting lag in October 2021, we included Silversea Cruises' metrics from April 1, 2022 through June 30, 2022 in the quarter ended June 30, 2022 and from January 1, 2022 through June 30, 2022 in the six months ended June 30, 2022.
(2)Due to the three-month reporting lag, we included Silversea Cruises' metrics from January 1, 2021 through March 31, 2021 in the quarter ended June 30, 2021 and from October 1, 2020 through March 31, 2021 in the six months ended June 30, 2021.

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,	Six Months Ended June 30,
	2022	2022
Total cruise operating expenses	$1,690,862	$2,875,631
Marketing, selling and administrative expenses	371,425	765,455
Gross Cruise Costs	2,062,287	3,641,086
Less:
Commissions, transportation and other	329,859	480,202
Onboard and other	155,570	230,009
Net Cruise Costs Including Other Costs	1,576,858	2,930,875
Less:
Restructuring charges and other initiatives expense included within marketing, selling and administrative expenses	902	1,875
Net Cruise Costs	$1,575,956	$2,929,000
Less:
Fuel	275,179	463,659
Net Cruise Costs Excluding Fuel	$1,300,777	$2,465,341

APCD	10,295,996	17,988,902
Gross Cruise Costs per APCD	$200.30	$202.41
Net Cruise Costs per APCD	$153.06	$162.82
Net Cruise Costs Excluding Fuel per APCD	$126.34	$137.05

2022 Outlook
The Company’s operations are still impacted by COVID-19. The adverse impact of the COVID-19 pandemic on our revenues, consolidated results of operations, cash flows and financial condition has been and will continue to be material in 2022. We expect to incur a net loss in the second half of 2022 due to increases in fuel rates, interest rates and foreign exchange rates. Based on current currency exchange rates, fuel rates and interest rates, the Group expects Adjusted Earnings Per Share for the third quarter of $0.05 - $0.25. See Recent Developments– Continued Fleet Ramp-Up and Update on Bookings for further indication on our resumption of operations and the booking environment.

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021
In this section, references to 2022 refer to the quarter ended June 30, 2022 and references to 2021 refer to the quarter ended June 30, 2021.
Revenues
Total revenues for 2022 increased $2.1 billion to $2.2 billion from $50.9 million in 2021.
Passenger ticket revenues comprised 64.9% of our 2022 total revenues. Passenger ticket revenues for 2022 increased by $1.4 billion from $22.8 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $26.3 million.
The remaining 35.1% of 2022 total revenues was comprised of Onboard and other revenues, which increased $0.7 billion to $0.8 billion in 2022 from $28.1 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $3.7 million.
The increase in revenues was due to the return of operations in 2022, in which the majority of our fleet was in service, compared to 2021, when the suspension of our global cruise operations was in effect. Occupancy in 2022 was 82.0% compared to 27.5% in 2021.
Onboard and other revenues included concession revenues of $80.6 million in 2022 and $1.7 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses for 2022 increased $1.3 billion to $1.7 billion from $424.8 million in 2021. The increase was primarily due to:
•a $324.7 million increase in Commissions, transportation and other expenses;
•a $280.8 million increase in Other operating expenses;
•a $216.1 million increase in Fuel expense;
•a $159.5 million increase in Payroll and related;
• a $147.0 million increase in Onboard and other expenses; and
•a $138.0 million increase in Food expense
The increase in operating expenses noted above was driven by the return to operations in 2022, with the majority of our fleet in service compared to 2021, when the suspension of our global cruise operations was in effect. The 2022 operating expenses include the overhead costs associated with bringing our ships back to service and our crew back on board our ships. Additionally, as discussed above in Recent Developments, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 66% per metric ton compared to 2021 mainly due to the increase in fuel price.
The increase in Cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $19.4 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2022 increased $85.9 million, or 30.1%, to $371.4 million from $285.6 million in 2021. The increase was primarily due to the ramp up of our global sales and marketing efforts starting in the second half of 2021 as we commenced our resumption of operations, partially offset by a decrease in payroll and benefits expense driven by lower stock price year over year related to our performance share awards.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2022 increased $28.1 million, or 8.7%, to $351.5 million from $323.4 million in 2021. The increase was primarily due to the addition of Wonder of the Seas to our fleet in January 2022, Celebrity Beyond in April 2022 and Silver Dawn in November 2021.

Impairment and Credit Losses (Recoveries)
Credit loss recoveries for 2022 was $10.9 million compared to Impairment and credit losses of $40.6 million in 2021. The credit loss recovery in 2022 primarily resulted from cash collections received on a notes receivable, in which credit losses were previously recorded. The loss in 2021 was primarily due to impairment charges of certain construction in progress projects that were reduced in scope or terminated as a result of COVID-19.
Other Income (Expense)
Interest expense, net of interest capitalized for 2022 decreased $2.1 million, or 0.7%, to $302.7 million from $304.8 million in 2021. The decrease was primarily due to the lower cost of debt in 2022 attributable to the partial repayment of the 11.50% Senior Secured Notes due 2025 during the third quarter of 2021 and the decrease in interest expense associated with the adoption of ASU 2020-06, mostly offset by the interest associated with the new debt issuances after the first quarter of 2021 and through the first quarter of 2022. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on ASU 2020-06.
Equity investment loss decreased by $34.9 million, or 72.6%, to $13.2 million from $48.1 million primarily due to a reduction in losses for TUI Cruises, one of our equity investments, in 2022 compared to 2021.
Other income decreased $18.1 million, or 73.7%, to $6.5 million from $24.5 million in 2021. The decrease in income was primarily due to the 2021 recognition of $15.1 million in net gains related to the change in fair value of our fuel swap derivative instruments with no hedge accounting, which did not recur in 2022.
Other Comprehensive (Loss) Income
Other comprehensive loss for 2022 was $56.6 million compared to Other comprehensive income of $44.9 million in 2021. The decrease in income of $101.5 million was primarily due to the Loss on cash flow derivative hedges in 2022 of $84.5 million compared to the Gain on cash flow derivative hedges in 2021 of $51.5 million, which was mostly due to the greater decrease in the fair value of our foreign currency forwards in 2022 compared to 2021.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
In this section, references to 2022 refer to the six months ended June 30, 2022 and references to 2021 refer to the six months ended June 30, 2021
Revenues
Total revenues for 2022 increased $3.2 billion to $3.2 billion from $92.9 million in 2021.
Passenger ticket revenues comprised 63.8% of our 2022 total revenues. Passenger ticket revenues for 2022 increased by $2.0 billion to $2.1 billion from $43.6 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $28.3 million.
The remaining 36.2% of 2022 total revenues was comprised of Onboard and other revenues, which increased $1.1 billion to $1.2 billion in 2022 from $49.3 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $4.5 million.
The increase in revenues was due to the return of operations in 2022, in which the majority of our fleet was in service, compared to 2021, when the suspension of our global cruise operations was in effect. Occupancy in 2022 was 71.5% compared to 32.1% in 2021.
Onboard and other revenues included concession revenues of $128.9 million in 2022 and $2.4 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses for 2022 increased $2.2 billion to $2.9 billion from $708.3 million in 2021. The increase was primarily due to:
•a $472.1 million increase in Commissions, transportation and other expenses;
•a $473.4 million increase in Other operating expenses;
•a $412.5 million increase in Payroll and related;

•a $362.7 million increase in Fuel expense;
•a $229.7 million increase in Food expense; and
•a $216.9 million increase in Onboard and other expenses.
The increase in operating expenses noted above was driven by the return to operations in 2022, with the majority of our fleet in service compared to 2021, when the suspension of our global cruise operations was in effect. The 2022 operating expenses include the overhead costs associated with bringing our ships back to service and our crew back on board our ships. Additionally, as discussed above in Recent Developments, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 61% per metric ton compared to 2021 mainly due to the increase in fuel price.
The increase in Cruise operating expenses was partially offset by the favorable effect of changes in foreign currency exchange rates related to our cruise operating expenses denominated in currencies other than the United States dollar of $24.2 million.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2022 increased $221.9 million, or 40.8%, to $765.5 million from $543.6 million in 2021. The increase was primarily due to the ramp up of our global sales and marketing efforts starting in the second half of 2021 as we commenced our resumption of operations, partially offset by a decrease in payroll and benefits expense driven by lower stock price year over year related to our performance share awards.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2022 increased $57.4 million, or 9.1%, to $691.0 million from $633.6 million in 2021. The increase was primarily due to the addition of Wonder of the Seas to our fleet in January 2022, Celebrity Beyond in April 2022 and depreciation for Odyssey of the Seas and Silver Dawn, which were delivered in March 2021 and November 2021, respectively.
Impairment and Credit Losses (Recoveries)
Credit loss recoveries for 2022 was $10.8 million compared to Impairment and credit losses of $40.2 million in 2021. The credit loss recovery in 2022 primarily resulted from cash collections received on a notes receivable, in which credit losses were previously recorded. The loss in 2021 was primarily due to impairment charges of certain construction in progress projects that were reduced in scope or terminated as a result of COVID-19.
Other Income (Expense)
Interest expense, net of interest capitalized for 2022 remained consistent compared to 2021. Increases in 2022 were primarily due to new debt issuances after the first quarter of 2021 and through the first quarter of 2022, mostly offset by the lower cost of debt in 2022 attributable to the partial repayment of the 11.50% Senior Secured Notes due 2025 during the third quarter of 2021 and the decrease in interest expense associated with the adoption of ASU 2020-06. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on ASU 2020-06.
Equity investment loss decreased by $63.7 million, or 59.0%, to $44.2 million from $108.0 million primarily due to a reduction in losses for TUI Cruises, one of our equity investments, in 2022 compared to 2021.
Other income decreased $25.6 million, or 86.7%, to $3.9 million from $29.5 million in 2021. The decrease in income was primarily due to the 2021 recognition of $28.5 million in net gains related to the change in fair value of our fuel swap derivative instruments with no hedge accounting, which did not recur in 2022.
Other Comprehensive Income (Loss)
Other comprehensive income for 2022 increased $84.2 million or 111.8%, to $159.6 million from $75.4 million in 2021. The increase was primarily due to a Gain on cash flow derivative hedges in 2022 of $111.4 million compared to $61.8 million in 2021, mostly resulting from the greater increase in the fair value of our fuel swaps in 2022 compared to 2021.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.

Liquidity and Capital Resources
Sources and Uses of Cash
Net cash used by operating activities decreased $1.2 billion to cash used of $50.2 million for the first six months of 2022 compared to cash used of $1.3 billion for the same period in 2021. Our full resumption of cruise operations in 2022 has generated an increase in guest ticket and onboard collections, resulting in an increase in customer deposits of $1.0 billion during the first six months of 2022, compared to a smaller increase of $0.6 billion during the same period in 2021, when our global operations were suspended. The increase in customer deposits was partially offset by an increase in cruise operating expenses during the six months ended June 30, 2022, reflecting the associated costs of returning our fleet to service.
Net cash used in investing activities increased $1.3 billion to cash used of $2.5 billion for the first six months of 2022, compared to cash used of $1.2 billion for the same period in 2021. The increase was primarily attributable to an increase in capital expenditures of $1.0 billion during the first six months of 2022, compared to the same period in 2021, an increase in cash paid on derivative financial instruments of $230.9 million and a decrease in proceeds from the sale of property and equipment and other assets of $175.4 million during the first six months of 2022.
Net cash provided by financing activities was $2.0 billion for the first six months of 2022, compared to cash provided of $3.0 billion for the same period in 2021. The decrease of $1.0 billion was primarily attributable to $1.6 billion of proceeds from common stock issuances during the first six months of 2021, which did not recur during the same period in 2022, and higher repayments of debt of $0.5 billion during the first six month of 2022, compared to the same period in 2021. These decreases were partially offset by higher debt proceeds of $0.7 billion during the first six month of 2022, compared to the same period in 2021 and repayments of commercial paper notes of $414.6 million during the first six month of 2021, which did not recur in 2022.

Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations which resulted in delays of our previously contracted ship deliveries. As of June 30, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	3rd Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture)
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310

In addition, as of June 30, 2022, we have an agreement in place with Chantiers de l’Atlantique to build an additional fifth Edge-class ship with capacity of approximately 3,250, estimated for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2022, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $9.4 billion, of which we had deposited $0.6 billion. Approximately 61.7% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2022.
The continuing effects of COVID-19, including uncertainties related to demand for cruising, has had, and is expected to continue to have, a material impact on our cash flows, liquidity and financial position. In order to preserve liquidity, we deferred a significant portion of our planned 2020, 2021 and 2022 capital expenditures. As of June 30, 2022, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.2 billion for 2022. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of June 30, 2022, our material cash requirements were as follows (in thousands):

	Payments due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Operating Activities:
Interest on debt(1)	6,392,817	1,645,165	2,291,773	1,435,082	1,020,797
Investing Activities:	0
Ship purchase obligations(2)	7,112,097	768,521	5,149,769	1,193,807	—
Total	$13,504,914	$2,413,686	$7,441,542	$2,628,889	$1,020,797
(1)      Long-term debt obligations mature at various dates through fiscal year 2036 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at June 30, 2022. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2022.
(2)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $5.6 billion in final contractual installments, which have committed financing. COVID-19 has impacted shipyard operations which have and may result in delays for our previously contracted ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
Refer to Note 7. Debt for maturities related to debt.
Refer to Note 8. Leases for maturities related to lease liabilities.
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
Off-Balance Sheet Arrangements
Refer to Note 6. Other Assets for ownership restrictions related to TUI Cruises.
Refer to Note 7. Debt for surety and credit card processor agreements.
Refer to Note 9. Commitments and Contingencies for other agreements.
As of June 30, 2022, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.
Funding Needs and Sources
Historically, we relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. COVID-19 resulted in our voluntary suspension of global cruise operations from March 2020 up to our full fleet returning to service during the second quarter of 2022. The suspension of operations strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions. See further discussion on these liquidity actions at Recent Developments.
The Company continues to identify and evaluate further actions to improve its liquidity. These include and are not limited to, further reductions in capital expenditures, operating expenses and administrative costs and additional financings. Additionally, we will continue to pursue various opportunities to raise additional capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. Actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2022, we had $7.5 billion of committed financing for our ships on order.
As of June 30, 2022, our obligations due through June 30, 2023 primarily consisted of $5.5 billion related to debt maturities, $1.6 billion related to interest on debt and $0.8 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Silver Nova.
As of June 30, 2022, we had liquidity of $3.3 billion, including cash and cash equivalents of $2.1 billion, $0.5 billion of undrawn revolving credit facility capacity, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time prior to August 12, 2022. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of June 30, 2022. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.
During the next 12 months, in June of 2023, approximately $3.2 billion of long - term debt will become due. Accordingly, in addition to our $3.3 billion liquidity as of June 30, 2022, in February 2022 we entered into certain agreements with MS where MS agrees to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, the Priority Guaranteed Notes, and 4.25% Convertible Notes due 2023. Pursuant to the agreements, we may, at our sole option, issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023, to refinance the aforementioned notes.
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
Debt Covenants
Both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio, and under certain facilities, to maintain a minimum level of shareholders' equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum net worth and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity.
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

In July 2022, we further amended the financial covenant levels for 2023 and 2024 for our non-export credit facilities and export credit facilities plus committed export credit facilities, and certain credit card processing agreements, following the respective aforementioned waiver periods.
The combined amendments, including the July 2022 amendments, impose a monthly-tested minimum liquidity covenant of $350 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of June 30, 2022, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we require additional waivers and are not able to obtain them or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts..
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the nine consecutive quarters ended June 30, 2022. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the the third quarter of 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, two lawsuits were filed against us in August 2019 in the U.S. District Court for the Southern District of Florida ("the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal and the complaint filed by Javier Garcia-Bengochea (the "Port of Santiago Action") alleges that he holds an interest in the Port of Santiago, Cuba, both of which were expropriated by the Cuban government. The complaints further allege that we trafficked in those properties by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs. The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, the Court granted summary judgement in favor of the plaintiff as to liability and a trial on damages has been scheduled for September 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them. The outcome of the litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
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
Macroeconomic, Business, Market and Operational Risks
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
We have been, and continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak and the occurrence and spread of related variants. Examples of these include, but are not limited to, cruising advisories and required or voluntary travel restrictions. In addition, the extent, duration, and magnitude of the COVID-19 pandemic’s effect on the economy and consumer demand for cruising and travel is evolving and difficult to predict. As such, the effects of COVID-19 may persist for an extended period of time or become more pronounced on our cruise operations.
While we have resumed our global cruise operations, following the March 2020 suspension of our global cruise operations, there is no assurance that our cruise operations will continue uninterrupted. It is possible that future COVID-19 cases could occur onboard and, even if controlled and contained, it is uncertain whether we will need to suspend additional sailings and to what extent in such event. Onboard cases have resulted in illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we may face challenges related to possible new and evolving operating protocols, including protocols in the countries in which we operate and plan to operate.
Uncertainties remain as to the specifics, timing, duration and costs of administering and implementing our health and safety measures, some of which may be significant. These measures also may negatively impact guest satisfaction. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. The impact to our global bookings resulting from COVID-19 may continue to have a material negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.

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
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be and have been subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including global inflationary pressures, which have increased our operating costs. In connection with the COVID-19 pandemic, we have incurred increased operating costs and could continue to incur additional costs. Increases in these operating costs could adversely affect our future profitability.
Any further impairment of our goodwill, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, conditions affecting consumer demand or spending, the deterioration of general macroeconomic conditions, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of impairments, which could adversely affect our financial condition and operating results.
Price increases for commercial airline services for our guests or major changes or reduction in commercial airline services and/or availability could adversely impact the demand for cruises and undermine our ability to provide reasonably priced vacation packages to our guests.
Many of our guests depend on scheduled commercial airline services to transport them to or from the ports where our cruises embark or disembark. Increases in the price of airfare would increase the overall price of the cruise vacation to our guests, which may adversely impact demand for our cruises. In addition, changes in the availability and/or regulations governing commercial airline services could adversely affect our guests’ ability to obtain air travel, as well as our ability to transfer our guests to or from our cruise ships, which could adversely affect our results of operations.
Terrorist attacks, war, and other similar events could have a material adverse impact on our business and results of operations.
We are susceptible to a wide range of adverse events, including terrorist attacks, war, conflicts, civil unrest and other hostilities, such as the armed conflict between Russia and Ukraine. The occurrence of these events or an escalation in the frequency or severity of them, and the resulting political instability, travel restrictions and advisories and concerns over safety and security aspects of traveling or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also result in additional security measures taken by local authorities which have, and may in the future, impact access to ports and/or destinations. In addition, such events have led, and could lead, to disruptions, instability and volatility in global markets, supply chains and industries, increased operating costs, such as fuel and food, and disruptions affecting our newbuild construction and fleet modernization efforts, any of which could materially and adversely impact our business and results of operations. Further, such events could have the effect of heightening the other risks we have described in this report, any of which also could materially and adversely affect our business and results of operations.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results of operations.
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to increased concerns that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases, such as COVID-19. In response to disease outbreaks, our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, our COVID-19 operating protocols and any other health protocols we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
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

Suspensions and/or slowdowns of work at shipyards, has impacted and could continue to impact our ability to construct new ships when and as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. For instance, the effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers have resulted in delays in our previously scheduled ship deliveries. Variations from our plan could have a significant negative impact on our business operations and financial condition.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of June 30, 2022, a total of 66 new ships with approximately 161,000 berths were on order for delivery through 2027 in the cruise industry, including 10 ships currently scheduled to be delivered to us. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments, local governmental regulations and governmental response to disease outbreaks. Higher fuel costs also may adversely impact the destinations on certain of our itineraries as they become too costly to include.
In addition, certain ports and destinations have faced a surge of both cruise and non-cruise tourism which, in certain cases, has fueled anti-tourism sentiments and related countermeasures to limit the volume of tourists allowed in these destinations. In certain destinations, countermeasures to limit the volume of tourists have been contemplated and/or put into effect, including proposed limits on cruise ships and cruise passengers, which could limit the itinerary and destination options we can offer our passengers going forward.
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
Our goals are to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions across a broad scope of investment options with varying return profiles and time horizons for value realization. These include significant capital investment decisions such as ordering new ships, upgrading our existing fleet, enhancing our technology and/or data capabilities and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. For example, our ownership and operation of older tonnage, in particular during the business disruption caused by COVID-19, has resulted in impaired asset values due to expected returns less than the carrying value of the assets.
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
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures become bankrupt or otherwise lack the financial resources to meet their obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities have also presented managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures, or their use of capital and other key factors to their results of operation which could adversely affect our investments and impact our results of operations.

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
In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
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
Financial Risks
We may not be able to obtain sufficient financing or capital for our needs or may not be able to do so on terms that are acceptable or consistent with our expectations.
To fund our capital expenditures (including new ship orders), operations and scheduled debt payments, we have historically relied on a combination of cash flows provided by operations, drawdowns under available credit facilities, the incurrence of additional indebtedness and the sale of equity or debt securities in private or public securities markets. Any circumstance or event which leads to a decrease in consumer cruise spending, such as worsening global economic conditions or significant incidents impacting the cruise industry, such as the COVID-19 pandemic, negatively affects our operating cash flows. As result of the COVID-19 pandemic and the resulting suspension of our operations, we have experienced credit rating downgrades, which have reduced our ability to incur secured indebtedness by reducing the amount of indebtedness that we are permitted to secure, and may negatively impact our access to, and cost of, debt financing. Additionally, our ability to raise additional financing, whether or not secured, could be limited if our credit rating is further downgraded, and/or if we fail to comply with applicable covenants governing our outstanding indebtedness, and/or if overall financial market conditions worsen.
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our financial obligations.
Our substantial debt requires a significant amount of cash to service and could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of June 30, 2022, we had total debt of $23.2 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
Our substantial debt could also result in other negative consequences for us. For example, it could increase our vulnerability to adverse general economic or industry conditions; limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate; place us at a competitive disadvantage compared to our competitors that have less debt; make us more vulnerable to downturns in our business, the economy or the industry in which we operate; limit our ability to raise additional debt or equity capital in the future to satisfy our requirements relating to working capital, capital expenditures, development projects, strategic initiatives or other purposes; restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities; limit or restrict our ability to obtain and maintain performance bonds to cover our financial responsibility requirements in various jurisdictions for non-performance of guest travel, casualty and personal injury; make it difficult for us to satisfy our obligations with respect to our debt; and increase our exposure to the risk of increased interest rates as certain of our borrowings are (and may in the future be) at a variable rate of interest.
Despite our leverage, we may incur more debt, which could adversely affect our business.
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. In the event that we execute and borrow under the $0.7 billion commitment available to draw on at any time prior to August 12, 2022 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Priority Guaranteed Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of June 30, 2022, we have commitments for approximately $7.5 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. In addition, both our export credit facilities and our non-export credit facilities contain covenants that will, once our current waivers expire, require us, among other things, to maintain a specified minimum fixed charge coverage ratio and limit our net debt-to-capital ratio. In addition, our ECA facilities also require us to maintain minimum liquidity and a minimum stock holders' equity. Refer to Note 7. Debt to our consolidated financial statements under Part I, Item 1, Financial Statements for further discussion on our covenants and existing waivers.
All of these limitations are subject to significant exceptions and qualifications. Despite these exceptions and qualifications, we cannot assure you that the operating and financial restrictions and covenants in certain of our debt instruments will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. Any future indebtedness may include similar or other restrictive terms and we may be required to further encumber our assets. In addition, our ability to comply with these covenants and restrictions may be affected by events beyond our control. These include prevailing economic, financial and industry conditions. If we breach any of these covenants or restrictions, we could be in default under such indebtedness and certain of our other debt instruments, and the relevant debt holders or lenders could elect to declare the debt, together with accrued and unpaid interest and other fees, if any, immediately due and payable and proceed against any collateral securing that debt. If the debt under certain of our debt instruments that we enter into were to be accelerated, our liquid assets may be insufficient to repay in full such indebtedness. Borrowings under other debt instruments that contain cross-default provisions also may be accelerated or become payable on demand. In these circumstances, our assets may not be sufficient to repay in full that indebtedness and our other indebtedness then outstanding.
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
If we elect to settle conversions of our convertible notes in shares of our common stock or a combination of cash and shares of our common stock, conversions of our convertible notes will result in dilution for our existing shareholders. Furthermore, new equity or convertible debt issuances will also result in dilution for our existing shareholders.
We have an aggregate principal amount of $1.725 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to March 15 and August 15, 2023, our convertible notes issued in June 2020 and October 2020, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders. Additionally, if we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock.
We did not declare quarterly dividends on our common stock in the quarter ended June 30, 2022 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the nine consecutive quarters ended June 30, 2022. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future. In addition, in the event we thereafter declare a dividend, we will need to repay our amounts deferred under the export credit facilities. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
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
General Risk Factors
Conducting business globally results in increased costs and other risks.
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
Operating globally also exposes us to numerous and sometimes conflicting legal, regulatory and tax requirements. In many parts of the world, including countries in which we operate, practices in the local business communities might not conform to international business standards. We cannot guarantee consistent interpretation, application, and enforcement of newly issued rules and regulations, which could place limits on our operations or increase our costs, as well as negatively impact our future growth strategies in our key growth markets. We must adhere to policies designed to promote legal and regulatory compliance as well as applicable laws and regulations. However, we might not be successful in ensuring that our employees, agents, representatives and other third parties with whom we associate properly adhere to applicable laws and regulations. In addition, we may be exposed to the risk of penalties and other liabilities if we fail to comply with all applicable legal and regulatory requirements. Failure by us, our employees or any of these third parties to adhere to our policies or applicable laws or regulations could result in penalties, sanctions, damage to our reputation and related costs, which in turn could negatively affect our results of operations and cash flows.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of June 30, 2022, we had approximately $6.8 billion of indebtedness that bears interest at variable rates. This amount represented approximately 28.7% of our total indebtedness. As of June 30, 2022, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2022 interest expense by approximately $28.4 million.
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
We are experiencing difficulty in recruiting and retaining qualified personnel primarily due to a competitive labor market. Our ability to rehire crew may be negatively impacted by increasing demands related to our health and safety protocols, including vaccine requirements, and by a reduced labor supply as previous crew may have obtained alternative employment during our suspension of cruise operations. A prolonged shortage of qualified personnel and/or increased turnover could decrease our ability to operate our business in an optimal manner. The shortage and competitive labor market may result in increased costs if we need to hire temporary personnel, and/or increased wages and/or benefits in order to attract and retain employees, all of which may negatively impact our results of operations.
As of June 30, 2022, approximately 88% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
There were no repurchases of common stock during the quarter ended June 30, 2022. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 6. Exhibits

10.1
Amendment No. 5 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.

10.2
Amendment No. 5 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.

10.3
Amendment No. 10 in connection with the Credit Agreement in respect of Anthem of the Seas – Hull S-698, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.

10.4
Amendment No. 7 in connection with the Credit Agreement in respect of Celebrity Eclipse - Hull S-677, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.

10.5
Amendment No. 7 in connection with the Credit Agreement in respect of Celebrity Equinox - Hull S-676, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.

10.6
Amendment No. 7 in connection with the Credit Agreement in respect of Celebrity Silhouette - Hull S-679, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.

10.7
Amendment No. 7 in connection with the Credit Agreement in respect of Celebrity Solstice - Hull S-675, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated co-lead arrangers.

10.8
Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Edge - Hull J34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers.

10.9
Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers.

10.10
Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.

10.11
Amendment Agreement in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein.

10.12
Amendment No. 6 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.

10.13
Amendment No. 6 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.

10.14
Amendment No. 4 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.

10.15
Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers.

10.16
Amendment Agreement in connection with the Credit Agreement in respect of Hull C34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.

10.17
Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto.

10.18
Amendment No. 8 in connection with the Credit Agreement in respect of Oasis of the Seas - Hull 1363, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and BNP Paribas Fortis SA/NV.

10.19
Amendment Agreement in connection with the Credit Agreement in respect of Harmony of the Seas – Hull A34 (EUR Facility), dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Société Générale, the lenders party thereto, and the banks and financial institutions listed therein as mandated lead arrangers.

10.20
Amendment Agreement in connection with the Credit Agreement in respect of Harmony of the Seas – Hull A34 (USD Facility), dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Société Générale, the lenders party thereto, and the banks and financial institutions listed therein as mandated lead arrangers.

10.21
Amendment No. 8 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.

10.22
Amendment No. 7 in connection with the Credit Agreement in respect of Ovation of the Seas – Hull S-699, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.

10.23
Amendment No. 10 in connection with the Credit Agreement in respect of Quantum of the Seas – Hull S-697, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.

10.24
Amendment No. 7 in connection with the Credit Agreement in respect of Celebrity Reflection - Hull S-691, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.

10.25	Amendment No. 5 in connection with the Credit Agreement in respect of Hull S-719, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.
10.26	Amendment No. 5 in connection with the Credit Agreement in respect of Hull S-720, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.
10.27
Amendment No. 7 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.

10.28
Amendment to the Amended and Restated Credit Agreement, dated as of July 21, 2022, among Royal Caribbean Cruises Ltd., the various financial institutions parties thereto and The Bank of Nova Scotia, as administrative agent for the lender parties.

10.29	Amendment to Term Loan Agreement, dated as of July 21, 2022, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto and Bank of America, N.A., as administrative agent.
10.30
Amendment to Amended and Restated Credit Agreement, dated as of July 21, 2022, among Royal Caribbean Cruises Ltd., the various financial institutions party thereto, and Nordea Bank ABP, New York Branch, as administrative agent.

10.31	Amended and Restated 2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 3, 2022).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2022, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2022 and 2021;
(ii)    the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
July 29, 2022	(Principal Financial Officer and duly authorized signatory)