Form 10-Q
period 2022-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2022-11-03
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 255,182,015 shares of common stock outstanding as of October 31, 2022.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2022	2021
Passenger ticket revenues	$2,020,974	$280,153
Onboard and other revenues	972,101	176,805
Total revenues	2,993,075	456,958
Cruise operating expenses:
Commissions, transportation and other	484,054	64,780
Onboard and other	220,216	42,703
Payroll and related	304,369	265,974
Food	194,966	48,950
Fuel	316,214	118,127
Other operating	436,444	273,157
Total cruise operating expenses	1,956,263	813,691
Marketing, selling and administrative expenses	373,116	323,422
Depreciation and amortization expenses	355,085	325,907
Impairment and credit losses (recoveries)	10,186	(238)
Operating Income (Loss)	298,425	(1,005,824)
Other income (expense):
Interest income	11,953	3,786
Interest expense, net of interest capitalized	(352,187)	(430,661)
Equity investment income (loss)	73,997	(29,085)
Other income	780	37,230
	(265,457)	(418,730)
Net Income (Loss)	$32,968	$(1,424,554)
Earnings (Loss) per Share:
Basic	$0.13	$(5.59)
Diluted	$0.13	$(5.59)
Weighted-Average Shares Outstanding:
Basic	255,071	254,713
Diluted	255,378	254,713
Comprehensive Loss
Net Income (Loss)	$32,968	$(1,424,554)
Other comprehensive loss:
Foreign currency translation adjustments	11,498	5,022
Change in defined benefit plans	7,226	(3,627)
Loss on cash flow derivative hedges	(259,949)	(13,264)
Total other comprehensive loss	(241,225)	(11,869)
Comprehensive Loss	$(208,257)	$(1,436,423)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2022	2021
Passenger ticket revenues	$4,091,035	$323,782
Onboard and other revenues	2,145,513	226,104
Total revenues	6,236,548	549,886
Cruise operating expenses:
Commissions, transportation and other	964,256	72,917
Onboard and other	450,225	55,782
Payroll and related	981,128	530,250
Food	450,376	74,618
Fuel	779,873	219,058
Other operating	1,206,036	569,383
Total cruise operating expenses	4,831,894	1,522,008
Marketing, selling and administrative expenses	1,138,571	867,021
Depreciation and amortization expenses	1,046,094	959,512
Impairment and credit losses (recoveries)	(584)	39,934
Operating Loss	(779,427)	(2,838,589)
Other income (expense):
Interest income	21,765	13,317
Interest expense, net of interest capitalized	(932,552)	(1,007,986)
Equity investment income (loss)	29,759	(137,044)
Other income	4,699	66,771
	(876,329)	(1,064,942)
Net Loss	$(1,655,756)	$(3,903,531)
Loss per Share:
Basic	$(6.49)	$(15.56)
Diluted	$(6.49)	$(15.56)
Weighted-Average Shares Outstanding:
Basic	254,953	250,808
Diluted	254,953	250,808
Comprehensive Loss
Net Loss	$(1,655,756)	$(3,903,531)
Other comprehensive (loss) income:
Foreign currency translation adjustments	31,958	11,255
Change in defined benefit plans	34,991	3,748
(Loss) Gain on cash flow derivative hedges	(148,541)	48,514
Total other comprehensive (loss) income	(81,592)	63,517
Comprehensive Loss	$(1,737,348)	$(3,840,014)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2022	2021
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,566,213	$2,701,770
Trade and other receivables, net of allowances of $10,542 and $13,411 at September 30, 2022 and December 31, 2021, respectively	534,414	408,067
Inventories	237,186	150,224
Prepaid expenses and other assets	435,709	286,026
Derivative financial instruments	63,524	54,184
Total current assets	2,837,046	3,600,271
Property and equipment, net	27,693,240	25,907,949
Operating lease right-of-use assets	554,424	542,128
Goodwill	809,201	809,383
Other assets, net of allowances of $72,160 and $86,781 at September 30, 2022 and December 31, 2021, respectively	1,570,279	1,398,624
Total assets	$33,464,190	$32,258,355
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$3,945,145	$2,243,131
Current portion of operating lease liabilities	75,179	68,922
Accounts payable	623,565	545,978
Accrued interest	274,022	251,974
Accrued expenses and other liabilities	858,936	887,575
Derivative financial instruments	242,648	127,236
Customer deposits	3,774,499	3,160,867
Total current liabilities	9,793,994	7,285,683
Long-term debt	19,384,226	18,847,209
Long-term operating lease liabilities	542,576	534,726
Other long-term liabilities	537,970	505,181
Total liabilities	30,258,766	27,172,799

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 283,198,625 and 282,703,246 shares issued, September 30, 2022 and December 31, 2021, respectively)	2,832	2,827
Paid-in capital	7,270,521	7,557,297
(Accumulated deficit) retained earnings	(1,207,223)	302,276
Accumulated other comprehensive loss	(792,477)	(710,885)
Treasury stock (28,018,385 and 27,882,987 common shares at cost, September 30, 2022 and December 31, 2021, respectively)	(2,068,229)	(2,065,959)
Total shareholders’ equity	3,205,424	5,085,556
Total liabilities and shareholders’ equity	$33,464,190	$32,258,355

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net Loss	$(1,655,756)	$(3,903,531)
Adjustments:
Depreciation and amortization	1,046,094	959,512
Impairment and credit losses (recoveries)	(584)	39,934
Net deferred income tax benefit	(14,345)	(31,395)
Loss (gain) on derivative instruments not designated as hedges	175,686	(11,560)
Share-based compensation expense	24,285	55,435
Equity investment (income) loss	(29,759)	137,044
Amortization of debt issuance costs	118,307	94,511
Amortization of debt discounts and premiums	11,650	93,517
Loss on extinguishment of debt	16,449	138,759
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(173,555)	(225,535)
Increase in inventories	(86,962)	(26,711)
Increase in prepaid expenses and other assets	(108,429)	(123,935)
Increase in accounts payable	79,249	107,215
Increase (decrease) in accrued interest	22,053	(3,685)
Decrease in accrued expenses and other liabilities	(18,973)	(5,911)
Increase in customer deposits	613,632	1,031,930
Other, net	(113,783)	1,637
Net cash used in operating activities	(94,741)	(1,672,769)
Investing Activities
Purchases of property and equipment	(2,543,266)	(1,654,271)
Cash received on settlement of derivative financial instruments	42,958	27,497
Cash paid on settlement of derivative financial instruments	(389,387)	(54,916)
Investments in and loans to unconsolidated affiliates	(614)	(70,084)
Cash received on loans to unconsolidated affiliates	14,030	25,647
Proceeds from the sale of property and equipment and other assets	66	175,439
Other, net	5,262	(9,546)
Net cash used in investing activities	(2,870,951)	(1,560,234)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2022	2021
Financing Activities
Debt proceeds	7,207,566	4,144,077
Debt issuance costs	(222,787)	(159,147)
Repayments of debt	(5,135,323)	(2,212,510)
Premium on repayment of debt	—	(135,372)
Repayments of commercial paper notes	—	(414,570)
Proceeds from common stock issuances	—	1,621,860
Other, net	(16,556)	(5,779)
Net cash provided by financing activities	1,832,900	2,838,559
Effect of exchange rate changes on cash and cash equivalents	(2,765)	(704)
Net decrease in cash and cash equivalents	(1,135,557)	(395,148)
Cash and cash equivalents at beginning of period	2,701,770	3,684,474
Cash and cash equivalents at end of period	$1,566,213	$3,289,326
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$752,623	$630,740
Non-cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$—	$16,000
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$26,026	$22,925
Acquisition of property and equipment from assumed debt	$275,000	$—
Non-cash Financing Activity
Debt related to acquisition of property and equipment	$275,000	$—

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at July 1, 2022	$2,831	$7,254,939	$(1,240,191)	$(551,252)	$(2,068,229)	$3,398,098
Activity related to employee stock plans	1	15,582	—	—	—	15,583
Changes related to cash flow derivative hedges	—	—	—	(259,949)	—	(259,949)
Change in defined benefit plans	—	—	—	7,226	—	7,226
Foreign currency translation adjustments	—	—	—	11,498	—	11,498
Net Income	—	—	32,968	—	—	32,968
Balance at September 30, 2022	$2,832	$7,270,521	$(1,207,223)	$(792,477)	$(2,068,229)	$3,205,424

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance at January 1, 2022	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$5,085,556
Activity related to employee stock plans	5	20,864	37	—	—	20,906
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(307,640)	146,220	—	—	(161,420)
Changes related to cash flow derivative hedges	—	—	—	(148,541)	—	(148,541)
Change in defined benefit plans	—	—	—	34,991	—	34,991
Foreign currency translation adjustments	—	—	—	31,958	—	31,958
Purchase of treasury stock	—	—	—	—	(2,270)	(2,270)
Net Loss	—	—	(1,655,756)	—	—	(1,655,756)
Balance at September 30, 2022	$2,832	$7,270,521	$(1,207,223)	$(792,477)	$(2,068,229)	$3,205,424

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 64 ships as of September 30, 2022. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
Management's Plan and Liquidity
During 2021, we restarted our global cruise operations in a phased manner, following our voluntary suspension of global cruise operations that commenced in March of 2020 in response to the COVID-19 pandemic. Since then, we have steadily increased the number of ships that have returned to service, with our full fleet in service by June 2022. Effective July 18, 2022, the U.S. Centers for Disease Control and Prevention ended its COVID-19 Program for Cruise Ships, which has allowed us to modify our health and safety protocols to more closely align with the broader travel industry. We announced the easing of testing and vaccination protocols for most itineraries on August 23, 2022.
Since the start of the pandemic, we have implemented a number of proactive measures to mitigate the financial and operational impacts of COVID-19 and to manage our liquidity. As part of our liquidity management, we rely on estimates of our future liquidity requirements, which include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity requirements consist of:
•our continued cruise operations and expected timing of cash collections for cruise bookings;
•an expected continued moderate increase in revenue per available passenger cruise day;
•an expected increase in occupancy levels over time until we reach historical occupancy levels; and
•inflationary increases to our operating costs, mostly impacting the expected cost of fuel and food.
As of September 30, 2022, we had liquidity of $3.1 billion, including $0.8 billion of undrawn revolving credit facility capacity, $1.6 billion in cash and cash equivalents, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time on or prior to August 11, 2023. Our revolving credit facilities were utilized through a combination of amounts drawn and letters of credit issued under the facilities as of September 30, 2022.
During the nine months ended September 30, 2022, we entered into various transactions to refinance $6.9 billion of 2022 and 2023 debt maturities. Refer to Note 7. Debt for further information regarding these transactions.
Based on our refinancing actions as well as our present financial condition and the aforementioned assumptions on liquidity, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements. Additionally, we will continue to pursue various opportunities to raise additional capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. Actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
As of September 30, 2022, we were in compliance with our financial covenants and we estimate we will be in compliance for the next twelve months. If the Company is unable to comply with the applicable financial covenants, including maintaining the applicable minimum liquidity requirement, it could have a significant adverse effect on the Company’s business, financial condition and operating results.
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
Prior to October 1, 2021, we consolidated the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective October 1, 2021, we eliminated the three- month reporting lag to reflect Silversea Cruises' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Silversea reporting lag"). The elimination of the Silversea reporting lag represents a change in accounting principle, which we believe to be preferable, because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and was immaterial for our fiscal year ended December 31, 2021. As a result, we have accounted for this change in accounting principle in our consolidated results for the quarter and year ended December 31, 2021. Accordingly, the results of Silversea Cruises from July 1, 2022, through September 30, 2022 and from January 1, 2022 through September 30, 2022 are included in our consolidated statement of comprehensive loss for the quarter ended and nine months ended September 30, 2022, respectively. The results of Silversea Cruises from April 1, 2021 through June 30, 2021 and from October 1, 2020 through June 30, 2021 are included in our consolidated statement of comprehensive loss for the quarter ended and nine months ended September 30, 2021, respectively.
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815") or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022, we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $161.4 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $307.6 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146.2 million to increase retained earnings.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. We adopted the new guidance during the quarter ended September 30, 2022. The impact to our consolidated financial statements, if any, will be dependent on the timing and terms of any future contract modifications related to a change in reference rate.

Recent Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of the new guidance on the disclosures to our consolidated financial statements.

Note 3. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from two to 24 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $210.2 million and $29.3 million for the quarters ended September 30, 2022 and 2021, respectively, and $446.3 million and $33.9 million for the nine months ended September 30, 2022 and 2021, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues by itinerary
North America (1)	$1,638,226	$279,339	$3,871,356	$290,971
Asia/Pacific	46,137	22,651	125,986	71,854
Europe	1,002,936	111,054	1,531,495	114,819
Other regions(2)	169,200	8,561	408,222	11,270
Total revenues by itinerary	2,856,499	421,605	5,937,059	488,914
Other revenues(3)	136,576	35,353	299,489	60,972
Total revenues	$2,993,075	$456,958	$6,236,548	$549,886
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and nine months ended September 30, 2022 and 2021, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2022	2021
Passenger ticket revenues:
United States	71%	74%
United Kingdom	11%	14%
All other countries (1)	18%	12%

	Nine Months Ended September 30,
	2022	2021
Passenger ticket revenues:
United States	75%	67%
United Kingdom	9%	13%
Singapore	2%	13%
All other countries (1)	14%	7%
(1)No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2022 and 2021.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.6 billion and $0.8 billion as of September 30, 2022 and December 31, 2021, respectively.

We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”). As of September 30, 2022, our customer deposit balance includes approximately $0.5 billion of unredeemed FCCs. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that will not be used in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2022 and December 31, 2021, our contract assets were $139.6 million and $52.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions were $78.6 million as of September 30, 2022 and $75.4 million as of December 31, 2021. Substantially all of our prepaid travel advisor commissions at December 31, 2021 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss for the nine months ended September 30, 2022.
Note 4. Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss) for basic and diluted loss per share	$32,968	$(1,424,554)	$(1,655,756)	$(3,903,531)
Weighted-average common shares outstanding	255,071	254,713	254,953	250,808
Dilutive effect of stock-based awards	307	—	—	—
Diluted weighted-average shares outstanding	255,378	254,713	254,953	250,808
Basic earnings (loss) per share	$0.13	$(5.59)	$(6.49)	$(15.56)
Diluted earnings (loss) per share	$0.13	$(5.59)	$(6.49)	$(15.56)
Basic earnings (loss) per share is computed by dividing Net Income (Loss) by the weighted-average number of common stock outstanding during each period. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. If we have a net loss for the period, all potential common shares will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods. There were approximately 30,532,145 and 31,085,736 antidilutive shares for the quarter and nine months ended September 30, 2022, respectively, compared to 339,835 and 433,705 for the quarter and nine months ended September 30, 2021, respectively.
Effective January 1, 2022, ASU 2020-06 eliminated the treasury stock method and instead required the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when the instruments may be settled in cash or shares. Under the if-converted method, shares related to our convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the reporting period. The required use of the if-converted method for our convertible notes did not impact our diluted net earnings (loss) per share for the quarter and nine months ended September 30, 2022 as the if-converted calculation was antidilutive for these periods. For further information regarding the adoption of ASU 2020-06, refer to Note 2. Summary of Significant Accounting Policies.

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
As of September 30, 2022, the net book value of our investment in TUIC was $412.9 million, primarily consisting of $315.6 million in equity and a loan of €91.2 million, or approximately $89.3 million based on the exchange rate at September 30, 2022. As of December 31, 2021, the net book value of our investment in TUIC was $444.4 million, primarily consisting of $322.4 million in equity and a loan of €103.0 million, or approximately $117.2 million based on the exchange rate at December 31, 2021. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUI Cruises below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 40% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. During the nine months ended September 30, 2022, we made payments of $7.8 million to Grand Bahama for ship repair and maintenance services compared to payments of $3.6 million for the nine months ended September 30, 2021, respectively. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity.
As of September 30, 2022, we had exposure to credit loss in Grand Bahama of $8.8 million related to a loan. The loan to Grand Bahama matures March 2026 and bears interest at LIBOR plus 3.5% to 3.75%, capped at 5.75%. Interest payable on the loan is due on a semi-annual basis. During the nine months ended September 30, 2021, we received principal and interest payments of $8.9 million related to a term loan that had fully matured. We did not receive principal and interest payments during the nine months ended September 30, 2022. The outstanding loan balance is in non-accrual status and is included within Other assets in our consolidated balance sheets. In addition, we are currently recognizing our share of net accumulated equity method losses against the carrying value of our loan receivable from Grand Bahama. We monitor credit risk associated with the loan through our participation on Grand Bahama’s board of directors along with our review of Grand Bahama’s financial statements and projected cash flows.

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Share of equity income (loss) from investments	$73,997	$(29,085)	$29,759	$(137,044)
Dividends received (1)	$—	$—	$986	$—
(1) Represents dividends received from our investments accounted for under the equity method of accounting for the quarters and nine months ended September 30, 2022 and September 30, 2021.

	As of September 30, 2022	As of December 31, 2021
Total notes receivable due from equity investments	$99,845	$130,587
Less-current portion (1)	18,151	21,508
Long-term portion (2)	$81,694	$109,079
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
We also provide ship management services to TUIC and recorded the following as it relates to these services in our operating results within our consolidated statements of comprehensive income (loss) (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$3,678	$7,835	$13,988	$18,979
Expenses	$1,672	$1,749	$5,189	$4,738
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended September 30, 2022. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance beginning and ending balances as of January 1, 2022 and September 30, 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of our property and equipment of $81.6 million and other receivable balances primarily related to loans due from travel advisors of $12.6 million.
The following table summarizes our credit loss allowance related to receivables for the nine months ended September 30, 2022 (in thousands):

Credit Loss Allowance
Beginning balance January 1, 2022	$100,192
Credit loss recovery, net	(8,466)
Write-offs	(9,024)
Ending balance September 30, 2022	$82,702

Note 7. Debt
Debt consists of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of September 30, 2022	As of December 31, 2021
Fixed rate debt:
Unsecured senior notes	3.70% to 11.63%	2023 - 2028	$7,199,316	$5,604,498
Secured senior notes	10.88% to 11.50%	2023 - 2025	2,364,360	2,354,037
Unsecured term loans	1.28% to 5.89%	2026 - 2034	4,598,946	2,860,567
Convertible notes	2.88% to 6.00%	2023 - 2025	1,725,000	1,558,780
Total fixed rate debt			15,887,622	12,377,882
Variable rate debt:
Unsecured revolving credit facilities (2)	4.44% to 4.84%	2022 - 2024	2,329,342	2,899,342
USD unsecured term loan	4.63% to 8.25%	2022 - 2037	4,608,777	5,018,740
Euro unsecured term loan	2.26% to 6.01%	2022 - 2028	540,885	685,633
Total variable rate debt			7,479,004	8,603,715
Finance lease liabilities			402,227	472,275
Total debt (3)			23,768,853	21,453,872
Less: unamortized debt issuance costs			(439,482)	(363,532)
Total debt, net of unamortized debt issuance costs			23,329,371	21,090,340
Less—current portion			(3,945,145)	(2,243,131)
Long-term portion			$19,384,226	$18,847,209
(1) Interest rates based on outstanding loan balance as of September 30, 2022 and, for variable rate debt, include either LIBOR, EURIBOR or Term SOFR plus the applicable margin.
(2) Includes $1.9 billion facility and $1.3 billion facility, the vast majority of which is due in 2024. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30% which interest was 4.44% as of September 30, 2022 and is subject to a facility fee of a maximum of 0.20%. Our $1.3 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 4.84% as of September 30, 2022 and is subject to a facility fee of a maximum of 0.30%.
(3) At September 30, 2022 and December 31, 2021, the weighted average interest rate for total debt was 7.19% and 5.47%, respectively.
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
In February 2022 we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agreed to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding 10.875% Senior Secured Notes due 2023, 9.125% Senior Priority Guaranteed Notes due 2023 (the "Priority Guaranteed Notes"), and 4.25% Convertible Notes due June 2023. Pursuant to the agreements, we are able, at our sole option, to issue and sell to MS (subject to the satisfaction of certain conditions) five-year senior unsecured notes with gross proceeds of up to $3.15 billion at any time between April 1, 2023 and June 29, 2023. As of September 30, 2022, the $3.15 billion was reduced to $2.35 billion after the repurchase of an aggregate principal amount of $800 million of the June 2023 Convertible Notes with the proceeds of the 2025 Convertible Notes, as described below. Additionally, in October 2022, we completed the offering of the

8.25% senior secured notes due 2029 and 9.25% senior guaranteed notes due 2029, as a result of which the amount available under the MS backstop facility was reduced to $350 million. The MS backstop facility will continue to be available to refinance the remaining $350 million due under the 4.25% Convertible Notes due June 2023.
In April 2022, we took delivery of Celebrity Beyond. To finance the delivery, we borrowed a total of €0.7 billion under a credit agreement novated to us upon delivery of the ship in April 2022, resulting in an unsecured term loan which is 100% guaranteed by BpiFAE. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 1.28% per annum.
In July 2022, we purchased a ship for our Silversea Cruises brand. To finance the purchase, we assumed $277 million of debt, which is 95% guaranteed by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The loan amortizes semi-annually over 13 years starting in July 2024 and bears interest at a floating rate equal to SOFR plus a margin of 1.25%. The loan will mature in July 2037.
In August 2022, we issued $1.15 billion of convertible senior notes which accrue interest at 6.00% and mature in August 2025. Upon conversion election, we may deliver shares of our common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 19.9577 shares of our common stock, which is equivalent to an initial conversion price of approximately $50.11 per share, subject to adjustment in certain circumstances. Prior to May 15, 2025, the convertible notes will be convertible at the option of holders during certain periods, and only under the following circumstances:
•during any calendar quarter commencing after the calendar quarter ending on or after September 30, 2022 (and only during such calendar quarter), if the last reported sale price per share of our common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
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
On or after May 15, 2025 the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. We received gross proceeds from the offering of $1.15 billion, which we used to repurchase $800 million aggregate principal amount of our 4.25% convertible senior notes due June 15, 2023 and $350 million aggregate principal amount of our 2.875% convertible senior notes due November 15, 2023 (the "Existing Convertible Notes") in privately negotiated transactions. The $1.15 billion repayment resulted in a total loss on the extinguishment of debt of $12.8 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the quarter and nine months ended September 30,2022.
In August 2022, we issued $1.25 billion of senior unsecured notes which accrue interest at 11.625% and mature in August 2027. The net proceeds of the offering of $1.23 billion were first used to temporarily repay borrowings under our revolving credit facilities. The proceeds were subsequently used to repay other debt scheduled to mature in 2022, including the $650 million 5.25% unsecured senior notes due November 2022, which resulted in a loss on extinguishment of debt of $3.62 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the quarter and nine months ended September 30, 2022.
In August 2022, we extended our binding commitment for a $700.0 million term loan facility by one year. As amended, we may draw on the facility at any time prior to August 11, 2023. Once drawn, the loan will bear interest at SOFR plus a margin of 5.75% and will mature 364 days from funding. In addition, the facility (if drawn) will be guaranteed by RCI Holdings LLC, our wholly owned subsidiary that owns the equity interests in subsidiaries that own seven of our vessels. We have the ability to increase the capacity of the facility by an additional $300.0 million from time to time subject to the receipt of additional or increased commitments and the issuance of guarantees from additional subsidiaries.
In September 2022, we amended our $0.6 billion unsecured term loan due October 2023. The amendments, among other things, extend the maturity date of advances under the facilities held by consenting lenders by 12 months to October 2024. Consenting lenders received a prepayment equal to 10% of their respective outstanding advances. Following this amendment, the aggregate outstanding principal balance of advances under the unsecured term loan is $501.6 million, with $30.0 million maturing in October 2023 and $471.6 million maturing in October 2024.

In October 2022, we issued $1.0 billion aggregate principal amount of 9.250% senior guaranteed notes due 2029 and $1.0 billion aggregate principal amount of 8.250% senior secured notes due 2029, both callable in April 2025. We used the combined net proceeds, of the respective offerings, together with cash on hand, to fund the redemption, including call premiums, fees and expenses, of our outstanding 9.125% senior guaranteed notes due 2023 and 10.875% senior secured notes due 2023.
Our export credit facilities and our non-export credit facilities have an outstanding principal amount of approximately $12.0 billion as of September 30, 2022. These facilities contain covenants that require us, among other things, to maintain a fixed charge coverage ratio of at least 1.25x and limit our net debt-to-capital ratio, and under certain facilities, to maintain a minimum shareholders' equity. In 2021, we amended our non-export credit facilities and export credit facilities, and certain credit card processing agreements, to extend the waiver of our financial covenants through and including at least the third quarter of 2022, and subsequently in the third quarter of 2021, we entered into a letter agreement to extend the waiver period for our export credit facilities to the end of the fourth quarter of 2022. Further, in July 2022, we amended our non-export-credit facilities and export credit facilities, and certain credit card processing agreements. Among other things, the amendments modified the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period and continuing through the end of 2025 and the amount of minimum shareholders' equity required to be maintained through 2025. The amendments impose a monthly-tested minimum liquidity covenant of $350.0 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases.
As of September 30, 2022, our aggregate revolving borrowing capacity was $3.2 billion and was utilized through a combination of amounts drawn and letters of credits issued under the facilities. As of September 30, 2022, $0.8 billion remained undrawn. Certain of our surety agreements with third party providers for the benefit of certain agencies and associations that provide travel related bonds, allow the sureties to request collateral. We also have agreements with our credit card processors relating to customer deposits received by us for future voyages. These agreements allow the credit card processors to require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of September 30, 2022, we have posted letters of credit as collateral with our sureties under our revolving credit facilities in the amount of $14.2 million.
Executed amendments are in place for the majority of our credit card processors, waiving reserve requirements tied to the breach of our financial covenants through at least September 30, 2022, with modified covenants thereafter, and as such, we do not anticipate any incremental collateral requirements for the processors covered by these waivers in the next 12 months. We have a reserve with a processor where the agreement was amended in the first quarter of 2021, such that proceeds are withheld in reserve, until the sailing takes place or the funds are refunded to the customer. The agreement with this processor was further amended in the third quarter of 2021 such that a portion of the proceeds are withheld in reserve. The maximum projected exposure with the processor, including amounts currently withheld and reported in Trade and other receivables, is approximately $244.5 million. The amount and timing are dependent on future factors that are uncertain, such as the value of future deposits and any decisions about transferring business to other processors. If we require additional waivers on the credit card processing agreements and are not able to obtain them, this could lead to the termination of these agreements or the trigger of reserve requirements.
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of September 30, 2022, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
The following is a schedule of annual maturities on our total debt, net of debt issuance costs of $439.5 million, and including finance leases, as of September 30, 2022 for each of the next five years (in thousands):

Year	As of September 30, 2022 (1)
Remainder of 2022	589,222
2023 (2)	4,062,005
2024	4,063,513
2025	3,617,022
2026	2,706,650
Thereafter	8,290,959
23,329,371
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2022.
(2)    In October 2022, we issued $2.0 billion of aggregate principal notes due 2029, the proceeds of which were used to repay $2.0 billion of 2023 debt maturities.

Note 8. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of September 30, 2022 and December 31, 2021. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters, our Silver Dawn, and Silver Whisper ships. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of September 30, 2022 and December 31, 2021.
In June 2019, the Company entered into a new master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters, which has been classified as a finance lease in accordance with ASC 842, Leases. In January of 2022, we executed a modification to the Master Lease to extend the expiration of the lease from 2072 to 2074, which continues to include the two five-year options to extend the lease. We continue to consider the probability of exercising the two five-year options as reasonably certain. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $101.6 million and $127.0 million as of September 30, 2022 and December 31, 2021, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $269.5 million and $283.7 million as of September 30, 2022 and December 31, 2021, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the LIBOR rate.

Silversea Cruises operates the Silver Whisper under a finance lease. The finance lease for Silver Whisper will expire in 2023, subject to an option to purchase the ship. Additionally, certain scheduled payments have been deferred and are reflected in Long-term debt in our Consolidated Balance Sheet as of September 30, 2022 and December 31, 2021. The total aggregate amount of the finance lease liabilities recorded for this ship was $8.9 million and $24.1 million at September 30, 2022 and December 31, 2021, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$26,924	$77,646
Operating lease costs	Other operating expenses	5,545	16,540
Operating lease costs	Marketing, selling and administrative expenses	4,545	14,191
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,115	18,311
Interest on lease liabilities	Interest expense, net of interest capitalized	5,942	15,196
Total lease costs		$49,071	$141,884

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2021
Lease costs:
Operating lease costs	Commission, transportation and other	$1,626	$1,626
Operating lease costs	Other operating expenses	5,424	15,365
Operating lease costs	Marketing, selling and administrative expenses	5,957	14,468
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3,790	11,517
Interest on lease liabilities	Interest expense, net of interest capitalized	1,095	1,769
Total lease costs		$17,892	$44,745

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and nine months ended September 30, 2022, we had $12.6 million and $32.0 million variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss, respectively. During the quarter and nine months ended September 30, 2021, we had no variable lease costs.
Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of September 30, 2022	As of December 31, 2021
Weighted average of the remaining lease term in years
Operating leases	17.52	18.18
Finance leases	22.83	23.96
Weighted average discount rate
Operating leases	6.90%	6.52%
Finance leases	5.78%	5.54%

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$92,859	$20,682
Operating cash flows from finance leases	$15,196	$1,769
Financing cash flows from finance leases	$42,791	$15,058
As of September 30, 2022, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2022	$27,170	$11,543
2023	113,427	53,069
2024	101,668	44,348
2025	96,207	43,986
2026	90,152	38,843
Thereafter	859,333	705,811
Total lease payments	1,287,957	897,600
Less: Interest	(670,202)	(495,373)
Present value of lease liabilities	$617,755	$402,227

Note 9. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises —
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310
In addition, as of September 30, 2022, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of September 30, 2022, the aggregate cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $9.1 billion, of which we had deposited $0.7 billion as of such date. Approximately 54.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2022. Refer to Note 12. Fair Value Measurements and Derivative Instruments for further information.
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
The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, the Court granted summary judgement in favor of the plaintiff as to liability in March 2022 with a decision on damages to be made subsequently. In August 2022, the Court ruled on several determinative issues with respect to the calculation on damages. On the basis of these rulings, in October 2022, the plaintiff filed a motion for entry of judgment in the amount of approximately $110 million plus attorney’s fees. The Court plans to issue a final judgement in the lawsuit, including a final ruling on damages following briefing to the Court scheduled to be completed by December 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them, including, in the Havana Docks Action, by appealing the Court’s final judgment. At this time, we have concluded that the likelihood of loss is reasonably possible, and therefore, no liability has been recorded. The outcome of the litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.
In addition, we are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.
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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, during the nine months ended September 30, 2022 and 2021, we did not declare dividends. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022.

Note 11. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2022 and 2021 (in thousands):

	Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2022				Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2021
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(646,473)	$(56,835)	$(7,577)	$(710,885)	$(650,519)	$(65,542)	$(23,280)	$(739,341)
Other comprehensive income (loss) before reclassifications	(18,061)	32,504	31,958	46,401	23,752	313	11,255	35,320
Amounts reclassified from accumulated other comprehensive loss	(130,480)	2,487	—	(127,993)	24,762	3,435	—	28,197
Net current-period other comprehensive income (loss)	(148,541)	34,991	31,958	(81,592)	48,514	3,748	11,255	63,517
Ending balance	$(795,014)	$(21,844)	$24,381	$(792,477)	$(602,005)	$(61,794)	$(12,025)	$(675,824)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2022 and 2021 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(4,197)	$(11,418)	$(19,782)	$(32,376)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,363)	(3,905)	(12,722)	(11,541)	Depreciation and amortization expenses
Foreign currency forward contracts	(466)	(505)	(2,155)	(2,311)	Other income (expense)
Fuel swaps	18	(2)	(336)	(416)	Other income (expense)
Fuel swaps	43,490	10,600	165,475	21,882	Fuel
	34,482	(5,230)	130,480	(24,762)
Amortization of defined benefit plans:
Actuarial loss	(829)	(1,145)	(2,487)	(3,435)	Payroll and related
	(829)	(1,145)	(2,487)	(3,435)
Total reclassifications for the period	$33,653	$(6,375)	$127,993	$(28,197)

Note 12. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2022					Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$1,566,213	$1,566,213	$1,566,213	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Total Assets	$1,566,213	$1,566,213	$1,566,213	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$22,927,144	$21,948,811	$—	$21,948,811	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
Total Liabilities	$22,927,144	$21,948,811	$—	$21,948,811	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2022 and December 31, 2021.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations or commercial paper.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2022 and December 31, 2021.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2022				Fair Value Measurements at December 31, 2021
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$189,150	$—	$189,150	$—	$69,808	$—	$69,808	$—
Total Assets	$189,150	$—	$189,150	$—	$69,808	$—	$69,808	$—
Liabilities:
Derivative financial instruments(5)	$312,358	$—	$312,358	$—	$200,541	$—	$200,541	$—
Total Liabilities	$312,358	$—	$312,358	$—	$200,541	$—	$200,541	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of Other financial instruments as of September 30, 2022 and December 31, 2021.
(4)Consists of interest rate swaps and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2022 or December 31, 2021, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

	Fair Value Measurements at September 30, 2022
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the Nine Months ended September 30, 2022 (1)
Long-lived assets	—	—	—	10,186
Total	—	—	—	10,186
(1) Amount is primarily composed of construction in progress assets that were impaired during the three months ended September 30, 2022 due to a reduction in scope or the decision to not complete the projects. The impairments were calculated based on orderly liquidation values. The fair value of these assets was estimated as of the date the assets were last impaired.

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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2022				As of December 31, 2021
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$189,150	$(145,297)	$—	$43,853	$69,808	$(67,995)	$—	$1,813
Total	$189,150	$(145,297)	$—	$43,853	$69,808	$(67,995)	$—	$1,813

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2022				As of December 31, 2021
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(312,358)	$145,297	$—	$(167,061)	$(200,541)	$67,995	$44,411	$(88,135)
Total	$(312,358)	$145,297	$—	$(167,061)	$(200,541)	$67,995	$44,411	$(88,135)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2022, we had counterparty credit risk exposure under our derivative instruments of $38.2 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
On an ongoing basis, we assess whether derivatives used in hedging transactions are "highly effective" in offsetting changes in the fair value or cash flow of hedged items. For our net investment hedges, we use the dollar offset method to measure effectiveness. For all other hedging programs, we use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship. The methodology for assessing hedge effectiveness is applied on a consistent basis for each one of our hedging programs (i.e., interest rate, foreign currency ship construction, foreign currency net investment and fuel). For our regression analyses, we use an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be highly effective is recognized in earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At September 30, 2022 and December 31, 2021, approximately 75.3% and 65.7%, respectively, of our debt was effectively fixed-rate debt. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
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
	$650,000
During the quarter ended September 30, 2022, we redeemed our 5.25% senior unsecured notes due 2022 in full and terminated the related interest rate swap agreements, which resulted in the dedesignation of the fair value hedges and recognition of an immaterial loss representing the fair value hedge carrying amount adjustment on these notes.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At September 30, 2022 and December 31, 2021, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2022 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate as of September 30, 2022
Celebrity Reflection term loan	$136,354	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	275,625	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	302,083	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	415,000	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	339,697	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	402,500	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$2,062,926
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floor matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2022.
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
The notional amount of interest rate swap agreements related to outstanding debt as of September 30, 2022 and December 31, 2021 was $2.1 billion and $2.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2022, the aggregate cost of our ships on order was $9.1 billion, of which we had deposited $0.7 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 9. Commitments and Contingencies, for further information on our ships on order. At September 30, 2022 and December 31, 2021, approximately 54.4% and 59.0%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2022, we maintained an average of approximately $1.2 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in losses of $88.4 million and $12.9 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $84.0 million and $13.2 million, respectively. For the nine months ended September 30, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in losses of $176.3 million and $25.9 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $169.7 million and $17.9 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2022 and December 31, 2021 was $2.4 billion and $3.4 billion, respectively.
Non-Derivative Instruments
We consider our investment in our foreign operations to be denominated in relative stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €367.0 million, or approximately $359.6 million, as of September 30, 2022. As of December 31, 2021, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €97.0 million, or approximately $110.3 million.
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
Prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations has resulted in reductions to our forecasted fuel purchases. During the quarter and nine months ended September 30, 2021, we discontinued cash flow hedge accounting on 48.1 thousand and 95.8 thousand metric tons of our fuel swap agreements, respectively, maturing in 2021 and 2022, which resulted in the reclassification of a net $2.4 million gain and $1.9 million loss from Accumulated other comprehensive loss to Other income (expense), respectively. For the nine months ended September 30, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) each reporting period through the maturity dates of the fuel swaps.
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
At September 30, 2022, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of September 30, 2022 and December 31, 2021, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2022	As of December 31, 2021
Designated as hedges:	(metric tons)
2022	257,950	821,850
2023	743,601	249,050

	Fuel Swap Agreements
	As of September 30, 2022	As of December 31, 2021
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2022	64%	54%
2023	45%	15%

Fuel Swap Agreements
	As of September 30, 2022	As of December 31, 2021
Not designated as hedges:	(metric tons)
2022(1)	94,382	231,900
2023	—	—
(1)    As of September 30, 2022, 47,191 metric tons relate to fuel swap agreements with discontinued hedge accounting, in which we effectively pay fixed prices and receive floating prices from the counterparty. The remaining 47,191 metric tons relate to fuel swap agreements that were not designated as hedges since inception, in which we effectively pay floating prices and receive fixed prices from the counterparty.
As of September 30, 2022, there was $9.8 million of estimated unrealized gain associated with our cash flow hedges pertaining to fuel swap agreements is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $23.8 million of estimated unrealized net gain at December 31, 2021. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$115,495	$—	Other long-term liabilities	$—	$62,080
Interest rate-swaps	Derivative financial instruments		6,478	Derivative financial instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	—	7,357	Derivative financial instruments	189,396	116,027
Foreign currency forward contracts	Other assets	—	2,070	Other long-term liabilities	53,307	8,813
Fuel swaps	Derivative financial instruments	53,903	31,919	Derivative financial instruments	41,793	7,944
Fuel swaps	Other assets	10,131	13,452	Other long-term liabilities	16,403	1,202
Total derivatives designated as hedging instruments under 815-20		$179,529	$61,276		$300,899	$196,066
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$—	$—	Derivative financial instruments	$—	$—
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	—
Fuel swaps	Derivative financial instruments	9,621	8,430	Derivative financial instruments	11,459	3,264
Fuel swaps	Other Assets	—	102	Other long-term liabilities	—	1,211
Total derivatives not designated as hedging instruments under 815-20		9,621	8,532		11,459	4,475
Total derivatives		$189,150	$69,808		$312,358	$200,541
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2022	As of December 31, 2021
Foreign currency debt	Current portion of debt	$57,211	$75,518
Foreign currency debt	Long-term debt	302,376	34,795
		$359,587	$110,313
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest rate swaps	Interest expense (income), net of interest capitalized	$966	$383	$(3,569)	$148	$(4,417)	$2,100	$4,534	$7,098
		$966	$383	$(3,569)	$148	$(4,417)	$2,100	$4,534	$7,098
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of September 30, 2022	As of December 31, 2021	As of September 30, 2022	As of December 31, 2021
Current portion of debt and Long-term debt	$—	$655,502	$—	$6,428
	$—	$655,502	$—	$6,428
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Interest rate swaps	$55,016	$1,534	$159,132	$29,228
Foreign currency forward contracts	(148,275)	(48,221)	(311,252)	(150,376)
Fuel swaps	(132,208)	28,193	134,059	144,900
	$(225,467)	$(18,494)	$(18,061)	$23,752
The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive income (loss) (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Nine Months Ended September 30, 2022
Net inception fair value at January 1, 2022	$(554)
Amount of gain recognized in income on derivatives for the period ended September 30, 2022	554
Fair value at September 30, 2022	$—

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Foreign Currency Debt	$22,464	$2,585	$42,023	$5,593
	$22,464	$2,585	$42,023	$5,593
There was no amount recognized in income (ineffective portion and amount excluded from effectiveness testing) for the quarters and nine months ended September 30, 2022 and September 30, 2021.
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2022	Quarter Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Foreign currency forward contracts	Other income (expense)	$(88,440)	$(12,880)	$(176,322)	$(25,854)
Fuel swaps	Other income (expense)	(230)	8,222	36	35,858
		$(88,670)	$(4,658)	$(176,286)	$10,004
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
As of September 30, 2022, our senior unsecured debt credit rating was B by Standard & Poor's and B3 by Moody's. As of September 30, 2022, five of our interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter and nine months ended September 30, 2022, compared to the same period in 2021; and
•a discussion of our liquidity and capital resources, including our future capital and contractual commitments and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2021.

Seasonality
Our revenues are seasonal based on demand for cruises. Demand has historically been strongest for cruises during the Northern Hemisphere’s summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have historically focused on deployment to the Caribbean, Asia and Australia during that period. This seasonal trend was disrupted with the voluntary suspension of our global cruise operations effective March 2020 in response to the COVID-19 outbreak. We resumed our global cruise operations commencing in the second half of 2021, with our full fleet in service by June 2022. Since our full fleet is in service, we expect to return to seasonal trends.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the 2022 and 2021 periods presented, these items included (i) other income; (ii) impairment and credit losses (recoveries); (iii) restructuring charges and other initiative expenses; (iv) equity investment asset impairments; (v) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (vi) Pullmantur reorganization settlement; and (vii) the net gain recognized in 2021 in relation to the sale of the Azamara brand. A reconciliation of Net Income (Loss) to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Earnings (Loss) per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Income (Loss) (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis. A reconciliation of Earnings (Loss) per Share to Adjusted Earnings (Loss) per share is provided below under Results of Operations.
Adjusted Net Income (Loss) is a non-GAAP measure that represents net income (loss) excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the 2022 and 2021 periods presented, these items included (i) impairment and credit losses (recoveries); (ii) restructuring charges and other initiative expenses; (iii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (iv) gain or loss on the extinguishment of debt; (v) the amortization of non-cash debt discount on our convertible notes; (vi) the estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization in 2020; (vii) equity investment asset impairments; (viii) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; and (ix) the net gain recognized in 2021 in relation to the sale of the Azamara brand. A reconciliation of Net Income (Loss) to Adjusted Net Income (Loss) is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents net income (loss) excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income (Loss) to EBITDA is provided below under Results of Operations.

Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.

Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the 2022 period presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes restructuring and other initiative expenses.
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
We have not provided a quantitative reconciliation of projected non-GAAP financial measures to the most comparable GAAP financial measures because preparation of meaningful U.S.GAAP projections would require unreasonable effort. Due to significant uncertainty, we are unable to predict, without unreasonable effort, the future movement of foreign exchange rates, fuel prices and interest rates inclusive of our related hedging programs. In addition, we are unable to determine the future impact of non-core business related gains and losses which may result from strategic initiatives. These items are uncertain and could be material to our results of operations in accordance with U.S GAAP. Due to this uncertainty, we do not believe that reconciling information for such projected figures would be meaningful.
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
Operating Costs
Operating costs for the third quarter of 2022 included costs related to our health and safety protocols and lagging costs related to our fleet ramp-up. As we approach full occupancy and crew staffing levels, as well as modify our health and safety protocols, we expect these costs to normalize. The improvement in operating costs is expected to be partially offset by inflationary and supply chain challenges, mainly related to fuel and food costs. We expect these challenges to continue to have an adverse impact on our 2022 operating costs.
Update on Bookings
Booking volumes in the third quarter of 2022 were significantly higher than the corresponding 2019 period. Guests continue to book their cruises closer to sailing compared to prior years, resulting in approximately 50% more bookings in the third quarter of 2022 for current year sailings when compared to bookings in the third quarter of 2019 for 2019 sailings. Additionally, booking volumes for 2023 sailings doubled during the third quarter of 2022, when compared to the second quarter of 2022, and were considerably higher than the booking volumes for 2020 sailings during the comparable period in 2019.
As of September 30, 2022 we had $3.8 billion in customer deposits, reflecting typical seasonality as peak summer sailing deposits have been recognized in the revenue. In the third quarter, approximately 95% of total bookings were new versus FCC redemptions.
Update on Recent Liquidity Actions and Ongoing Uses of Cash
Refer to Funding Needs and Sources for discussion regarding our recent liquidity actions and ongoing uses of cash.
Capital Expenditures
Refer to Future Capital Commitments for discussion on capital expenditures.
Debt Maturities, New Financings and Other Liquidity Actions
During the nine months ended September 30, 2022, we continued to take actions to further improve our liquidity position and manage cash flow. We refinanced $6.9 billion of 2022 and 2023 maturities during the nine months ended September 30, 2022. Refer to Note 7. Debt to our consolidated financial statements under Part I. Item 1, Financial Statements for further information regarding these transactions.

Expected debt maturities for the remainder of 2022 are $0.6 billion and $4.0 billion for 2023. In October 2022 we addressed $2.0 billion of the 2023 debt maturities as described in Note 7. Debt. We continue to identify and evaluate further actions to enhance our liquidity and support our recovery. These include and are not limited to further reductions in capital expenditures, operating expenses and administrative costs, refinancing opportunities and additional financings.
Results of Operations
Summary
Net Income and Adjusted Net Income for the third quarter of 2022 were $33.0 million and $65.8 million, or $0.13 and $0.26 per share on a diluted basis, respectively, reflecting our return to full operations, compared to Net (Loss) and Adjusted Net (Loss) of $(1.4) billion and $(1.2) billion, or $(5.59) and $(4.91) per share on a diluted basis, respectively, for the third quarter of 2021.
Net (Loss) and Adjusted Net (Loss) for the nine months ended September 30, 2022 were $(1.7) billion and $(1.6) billion, or $(6.49) and $(6.39) per share on a diluted basis, respectively, compared to Net (Loss) and Adjusted Net (Loss) of $(3.9) billion and $(3.6) billion, or $(15.56) and $(14.41) per share on a diluted basis, respectively, for the nine months ended September 30, 2021.
Significant items for the quarter and nine months ended September 30, 2022 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $2.6 billion and $5.8 billion, respectively, for the quarter and nine months ended September 30, 2022 as compared to the same period in 2021. The increase reflects our full return to operations by June 2022 compared to 2021 when the suspension of our global cruise operations was in effect for a substantial portion of our fleet. APCDs for the third quarter and nine months ended September 30, 2022 were 11,564,662 and 29,553,564, respectively, compared to 4,112,256 and 4,967,078, respectively, in the same period in 2021.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $74.4 million and $107.2 million, respectively for the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $1.2 billion and $3.4 billion, respectively, for the quarter and nine months ended September 30, 2022 as compared to the same period in 2021. The increase reflects our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect for the substantial portion of our fleet.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar resulted, in a decrease in total operating expenses of $34.9 million and $59.2 million for the quarter and nine months ended September 30, 2022, respectively, compared to the same periods in 2021.
•In January 2022 and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively.
•During the first quarter of 2022, we issued the January 2022 Unsecured Notes.
•In February 2022, we entered into certain agreements with MS where MS has agreed to provide backstop committed financing.
•In July 2022, we purchased a ship for our Silversea Cruises brand. To finance the purchase, we assumed $277 million of debt, which is 95% guaranteed by Hermes.
•In August 2022, we issued $1.15 billion aggregate principal amount of 6.00% senior convertible notes due 2025, the proceeds of which we used to repurchase $800 million of our 4.25% senior convertible notes due June 2023 and $350 million of our 2.875% senior convertible notes due November 2023.
•In August 2022, we issued $1.25 billion of aggregate principal amount of 11.625% senior unsecured notes due 2027, the proceeds of which were or will be used to repay debt scheduled to mature in 2022, including the $650 million 5.25% unsecured senior notes due November 2022.
•In September 2022, we amended our $0.6 billion unsecured term loan due October 2023, to among other things, extend the maturity date of advances held by consenting lenders by 12 months, and we prepaid consenting lenders 10% of their respective outstanding advances.

For further information regarding the debt transactions discussed above, refer to Note 7. Debt to our consolidated financial statements under Part I. Item 1. Financial Statements.
Operating results for the quarters and nine months ended September 30, 2022 compared to the same period in 2021 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,
	2022		2021
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,020,974	67.5%	$280,153	61.3%
Onboard and other revenues	972,101	32.5%	176,805	38.7%
Total revenues	2,993,075	100.0%	456,958	100.0%
Cruise operating expenses:
Commissions, transportation and other	484,054	16.2%	64,780	14.2%
Onboard and other	220,216	7.4%	42,703	9.3%
Payroll and related	304,369	10.2%	265,974	58.2%
Food	194,966	6.5%	48,950	10.7%
Fuel	316,214	10.6%	118,127	25.9%
Other operating	436,444	14.6%	273,157	59.8%
Total cruise operating expenses	1,956,263	65.4%	813,691	178.1%
Marketing, selling and administrative expenses	373,116	12.5%	323,422	70.8%
Depreciation and amortization expenses	355,085	11.9%	325,907	71.3%
Impairment and credit losses (recoveries)	10,186	0.3%	(238)	(0.1)%
Operating Income (Loss)	298,425	10.0%	(1,005,824)	(220.1)%
Other income (expense):
Interest income	11,953	0.4%	3,786	0.8%
Interest expense, net of interest capitalized	(352,187)	(11.8)%	(430,661)	(94.2)%
Equity investment income (loss)	73,997	2.5%	(29,085)	(6.4)%
Other income	780	—%	37,230	8.1%
	(265,457)	(8.9)%	(418,730)	(91.6)%
Net Income (Loss)	$32,968	1.1%	$(1,424,554)	(311.7)%
Diluted Earnings (Loss) per Share	$0.13		$(5.59)

	Nine Months Ended September 30,
	2022		2021
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$4,091,035	65.6%	$323,782	58.9%
Onboard and other revenues	2,145,513	34.4%	226,104	41.1%
Total revenues	6,236,548	100.0%	549,886	100.0%
Cruise operating expenses:
Commissions, transportation and other	964,256	15.5%	72,917	13.3%
Onboard and other	450,225	7.2%	55,782	10.1%
Payroll and related	981,128	15.7%	530,250	96.4%
Food	450,376	7.2%	74,618	13.6%
Fuel	779,873	12.5%	219,058	39.8%
Other operating	1,206,036	19.3%	569,383	103.5%
Total cruise operating expenses	4,831,894	77.5%	1,522,008	276.8%
Marketing, selling and administrative expenses	1,138,571	18.3%	867,021	157.7%
Depreciation and amortization expenses	1,046,094	16.8%	959,512	174.5%
Impairment and credit losses (recoveries)	(584)	—%	39,934	7.3%
Operating Loss	(779,427)	(12.5)%	(2,838,589)	(516.2)%
Other income (expense):
Interest income	21,765	0.3%	13,317	2.4%
Interest expense, net of interest capitalized	(932,552)	(15.0)%	(1,007,986)	(183.3)%
Equity investment income (loss)	29,759	0.5%	(137,044)	(24.9)%
Other income	4,699	0.1%	66,771	12.1%
	(876,329)	(14.1)%	(1,064,942)	(193.7)%
Net Loss	$(1,655,756)	(26.5)%	$(3,903,531)	(709.9)%
Diluted Loss per Share	$(6.49)		$(15.56)

Adjusted Net Income (Loss) and Adjusted Earnings (Loss) per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$32,968	$(1,424,554)	$(1,655,756)	$(3,903,531)
Impairment and credit losses (recoveries) (1)	10,186	(237)	(584)	39,934
Restructuring charges and other initiatives expense	4,573	74	6,448	1,721
Amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition	1,623	1,623	4,870	4,869
Loss on extinguishment of debt (2)	16,449	141,915	16,449	138,759
Convertible debt amortization of debt discount (3)	—	26,073	—	78,219
Pullmantur reorganization settlement (4)	—	5,242	—	10,242
Equity investment impairment (5)	—	—	—	26,042
Oasis of the Seas incident (6)	—	—	—	(6,584)
Net gain related to the sale of the Azamara brand	—	163	—	(4,773)
Adjusted Net Income (Loss)	$65,799	$(1,249,701)	$(1,628,573)	$(3,615,102)

Basic:
Earnings (Loss) per Share	$0.13	$(5.59)	$(6.49)	$(15.56)
Adjusted Earnings (Loss) per Share	$0.26	$(4.91)	$(6.39)	$(14.41)

Diluted:
Earnings (Loss) per Share	$0.13	$(5.59)	$(6.49)	$(15.56)
Adjusted Earnings (Loss) per Share	$0.26	$(4.91)	$(6.39)	$(14.41)

Weighted-Average Shares Outstanding:
Basic	255,071	254,713	254,953	250,808
Diluted	255,378	254,713	254,953	250,808
(1)Primarily represents asset impairments and a credit loss recovery for a note receivable in which credit losses were previously recorded in 2022.
(2)Represents net losses related to the early repayment of debt. For further information regarding the repayment transactions, refer to Note 7. Debt to our consolidated financial statements.
(3)Represents the amortization of non-cash debt discount on our convertible notes. For further information regarding the adoption of ASU 2020-06 as of January 1, 2022, which impacts the accounting of the non-cash debt discount on convertible notes, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
(4)Represents estimated cash refunds expected to be paid to Pullmantur guests as part of the Pullmantur S.A. reorganization.
(5)Represents equity investment asset impairments for TUI Cruises GmbH in 2021 as a result of the impact of COVID-19.
(6)Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021 (2)	2022 (1)	2021 (2)
Passengers Carried	1,714,774	251,744	3,790,205	327,226
Passenger Cruise Days	11,136,331	1,496,609	23,998,975	1,771,087
APCD	11,564,662	4,112,256	29,553,564	4,967,078
Occupancy	96.3%	36.4%	81.2%	35.7%
(1)Due to the elimination of the Silversea Cruises three-month reporting lag in October 2021, we included Silversea Cruises' metrics from July 1, 2022 through September 30, 2022 in the quarter ended September 30, 2022 and from January 1, 2022 through September 30, 2022 in the nine months ended September 30, 2022.
(2)Due to the three-month reporting lag, we included Silversea Cruises' metrics from April 1, 2021 through June 30, 2021 in the quarter ended September 30, 2021 and from October 1, 2020 through June 30, 2021 in the nine months ended September 30, 2021.

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$32,968	$(1,424,554)	$(1,655,756)	$(3,903,531)
Interest income	(11,953)	(3,786)	(21,765)	(13,317)
Interest expense, net of interest capitalized	352,187	430,661	932,552	1,007,986
Depreciation and amortization expenses	355,085	325,907	1,046,094	959,512
Income tax (benefit) expense (1)	(38)	(26,252)	4,515	(36,257)
EBITDA	728,249	(698,024)	305,640	(1,985,607)

Other income (2)	(742)	(10,978)	(9,214)	(30,514)
Impairment and credit losses (recoveries) (3)	10,186	(237)	(584)	39,934
Restructuring charges and other initiatives expense	4,573	74	6,448	1,721
Equity investment impairment (4)	—	—	—	26,042
Oasis of the Seas incident (5)	—	—	—	(6,584)
Pullmantur reorganization settlement	—	5,242	—	5,242
Net gain related to the sale of the Azamara brand	—	163	—	(4,773)
Adjusted EBITDA	$742,266	$(703,760)	$302,290	$(1,954,539)
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
(3) Primarily represents asset impairments and a credit loss recovery for a note receivable in which credit losses were previously recorded in 2022.
(4) Represents equity investment asset impairments for TUI Cruises GmbH in 2021 as a result of the impact of COVID-19.
(5) Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2022	2022
Total cruise operating expenses	$1,956,263	$4,831,894
Marketing, selling and administrative expenses	373,116	1,138,571
Gross Cruise Costs	2,329,379	5,970,465
Less:
Commissions, transportation and other	484,054	964,256
Onboard and other	220,216	450,225
Net Cruise Costs Including Other Costs	1,625,109	4,555,984
Less:
Restructuring charges and other initiatives expense (1)	4,573	6,448
Net Cruise Costs	$1,620,536	$4,549,536
Less:
Fuel	316,214	779,873
Net Cruise Costs Excluding Fuel	$1,304,322	$3,769,663

APCD	11,564,662	29,553,564
Gross Cruise Costs per APCD	$201.42	$202.02
Net Cruise Costs per APCD	$140.13	$153.94
Net Cruise Costs Excluding Fuel per APCD	$112.79	$127.55
(1) Included within Marketing, selling and administrative expenses in our consolidated statements of comprehensive loss.

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021
In this section, references to 2022 refer to the quarter ended September 30, 2022 and references to 2021 refer to the quarter ended September 30, 2021.
Revenues
Total revenues for 2022 increased $2.5 billion to $3.0 billion from $457.0 million in 2021.
Passenger ticket revenues comprised 67.5% of our 2022 total revenues. Passenger ticket revenues for 2022 increased by $1.7 billion from $280.2 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $65.5 million
The remaining 32.5% of 2022 total revenues was comprised of Onboard and other revenues, which increased $0.8 billion to $1.0 billion in 2022 from $176.8 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $8.9 million.
The increase in revenues was due to the return of operations in 2022, in which our full fleet was in service, compared to 2021, when the suspension of our global cruise operations was in effect for a substantial portion of our fleet. Occupancy in 2022 was 96.3% compared to 36.4% in 2021.
Onboard and other revenues included concession revenues of $104.4 million in 2022 and $22.9 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses for 2022 increased $1.1 billion to $2.0 billion from $0.8 billion in 2021. The increase was primarily due to:
•a $419.3 million increase in Commissions, transportation and other expenses;
•a $198.1 million increase in Fuel expense;
•a $177.5 million increase in Onboard and other expenses;
•a $163.3 million increase in Other operating expenses;
•a $146.0 million increase in Food expense; and
•a $38.4 million increase in Payroll and related.
The increase in operating expenses noted above was driven by the return to operations in 2022, with our full fleet in service compared to 2021, when the suspension of our global cruise operations was in effect for a substantial portion of our fleet. Additionally, as discussed above in Recent Developments, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 56% per metric ton compared to 2021 mainly due to the increase in fuel price.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2022 increased $49.7 million, or 15.4%, to $373.1 million from $323.4 million in 2021. The increase was primarily due to an increase in payroll and benefits primarily due to an increase in headcount associated with our return to operations. Additionally, having our full fleet in service in 2022 increased overall expenses compared to 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2022 increased $29.2 million, or 9.0%, to $355.1 million from $325.9 million in 2021. The increase was primarily due to the addition of Wonder of the Seas to our fleet in January 2022, Celebrity Beyond in April 2022 and Silver Dawn in November 2021.

Other Income (Expense)
Interest expense, net of interest capitalized for 2022 decreased $78.5 million, or 18.2%, to $352.2 million from $430.7 million in 2021. The decrease was primarily due to a debt extinguishment loss of $141.9 million recognized in the third quarter of 2021 associated with the partial redemption of the 11.50% senior secured notes due 2025, compared to a debt extinguishment loss of $16.4 million in 2022, and the elimination of the non-cash debt discount amortization on our convertible notes under the adoption of ASU 2020-06. The decrease was partially offset by a higher average cost of debt in 2022 compared to 2021. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on ASU 2020-06.
Equity investment income for 2022 was $74.0 million compared to Equity investment (loss) of $(29.1) million in 2021. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2022 compared to losses in 2021.
Other income decreased $36.5 million, or 97.9%, to $0.8 million from $37.2 million in 2021. The decrease was primarily due to the 2021 recognition of $8.2 million in net gains related to the change in fair value of our fuel swap derivative instruments with no hedge accounting, which did not recur in 2022, and a decrease in tax benefit of $26.2 million in 2022 compared to 2021.
Other Comprehensive (Loss)
Other comprehensive (loss) increased $229.4 million to $241.2 million from $11.9 million in 2021 due to an increase in the Loss on cash flow derivative hedges of $246.7 million in 2022, which was mostly due to a decrease in the fair value of our fuel swaps in 2022 compared to an increase in 2021, and a greater decrease in the fair value of our foreign currency forwards in 2022 compared to 2021.
Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
In this section, references to 2022 refer to the nine months ended September 30, 2022 and references to 2021 refer to the nine months ended September 30, 2021
Revenues
Total revenues for 2022 increased $5.7 billion to $6.2 billion from $0.5 billion in 2021.
Passenger ticket revenues comprised 65.6% of our 2022 total revenues. Passenger ticket revenues for 2022 increased by $3.8 billion to $4.1 billion from $323.8 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $93.8 million.
The remaining 34.4% of 2022 total revenues was comprised of Onboard and other revenues, which increased $1.9 billion to $2.1 billion in 2022 from $226.1 million in 2021, and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $13.4 million.
The increase in revenues was due to our return of operations, in which the majority of our fleet was in service in 2022, compared to 2021, when the suspension of our global cruise operations was in effect. Occupancy in 2022 was 81.2% compared to 35.7% in 2021.
Onboard and other revenues included concession revenues of $233.4 million in 2022 and $25.3 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses for 2022 increased $3.3 billion to $4.8 billion from $1.5 billion in 2021. The increase was primarily due to:
•a $891.3 million increase in Commissions, transportation and other expenses;
•a $636.7 million increase in Other operating expenses;
•a $560.8 million increase in Fuel expense;
•a $450.9 million increase in Payroll and related;
•a $394.4 million increase in Onboard and other expenses; and

•a $375.8 million increase in Food expense.
The increase in operating expenses noted above was driven by the return to operations in 2022, with the majority of our fleet in service compared to 2021, when the suspension of our global cruise operations was in effect. The 2022 operating expenses include the overhead costs associated with bringing our ships back to service and our crew back on board our ships. Additionally, as discussed above in Recent Developments, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 55% per metric ton compared to 2021 mainly due to the increase in fuel price.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2022 increased $271.6 million, or 31.3%, to $1.1 billion from $0.9 billion in 2021. The increase was primarily due to the ramp up of our global sales and marketing efforts starting in the second half of 2021 as we commenced our resumption of operations. Additionally, having our full fleet in service as of June 30, 2022 increased overall expenses compared to 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2022 increased $86.6 million, or 9.0%, compared to 2021. The increase was primarily due to the addition of Wonder of the Seas and Celebrity Beyond to our fleet in January 2022 and April 2022, respectively, and depreciation for Odyssey of the Seas and Silver Dawn, which were delivered in March 2021 and November 2021, respectively.
Impairment and Credit Losses (Recoveries)
Credit loss recoveries for 2022 was $(0.6) million compared to Impairment and credit losses of $39.9 million in 2021. The decrease in impairment loss was primarily due to 2021 impairment charges of certain construction in progress projects that were reduced in scope or terminated as a result of COVID-19, which did not recur in 2022.
Other Income (Expense)
Interest expense, net of interest capitalized for 2022 decreased $75.4 million, or 7.5%, to $932.6 million from $1.0 billion in 2021. The decrease was primarily due to a debt extinguishment loss of $138.8 million recognized in 2021 associated with the partial redemption of the 11.50% senior secured notes due 2025, compared to a debt extinguishment loss of $16.4 million in 2022, and the elimination of the non-cash debt discount amortization on our convertible notes under the adoption of ASU 2020-06. The decrease was partially offset by a higher average cost of debt in 2022 compared to 2021. Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on ASU 2020-06.
Equity investment Income for 2022 was $29.8 million compared to Equity investment loss of $(137.0) million in 2021. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2022 compared to losses in 2021.
Other income decreased $62.1 million, or 93.0%, to $4.7 million from $66.8 million in 2021. The decrease in income was primarily due to the 2021 recognition of $35.9 million in net gains related to the change in fair value of our fuel swap derivative instruments with no hedge accounting, which did not recur in 2022, and a decrease in tax benefit $40.7 million in 2022 compared to 2021.
Other Comprehensive (Loss) Income
Other comprehensive (loss) for 2022 was $(81.6) million compared to Other comprehensive income of $63.5 million in 2021. The change was primarily due to a Loss on cash flow derivative hedges in 2022 of $(148.5) million compared to a Gain on cash flow derivative hedges in 2021 of $48.5 million, which was mostly due to the greater decrease in the fair value of our foreign currency forwards in 2022 compared to 2021.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash

Net cash used by operating activities decreased $1.6 billion to cash used of $94.7 million for the nine months ended September 30, 2022 compared to cash used of $1.7 billion for the same period in 2021. Our full resumption of cruise operations in 2022 has generated an increase in guest ticket and onboard collections.
Net cash used in investing activities increased $1.3 billion to cash used of $2.9 billion for the nine months ended September 30, 2022, compared to cash used of $1.6 billion for the same period in 2021. The increase was primarily attributable to an increase in capital expenditures of $0.9 billion during the nine months ended September 30, 2022, compared to the same period in 2021, an increase in cash paid on derivative financial instruments of $334.5 million and a decrease in proceeds from the sale of property and equipment and other assets of $175.4 million during the nine months ended September 30, 2022.
Net cash provided by financing activities was $1.8 billion for the nine months ended September 30, 2022, compared to cash provided of $2.8 billion for the same period in 2021. The decrease of $1.0 billion was primarily attributable to $1.6 billion of proceeds from common stock issuances during the first nine months of 2021, which did not recur during the same period in 2022, and higher repayments of debt of $2.9 billion during the nine months ended September 30, 2022, compared to the same period in 2021. These decreases were partially offset by higher debt proceeds of $3.1 billion during the nine months ended September 30, 2022, compared to the same period in 2021 and repayments of commercial paper notes of $414.6 million during the nine months ended September 30, 2021, which did not recur in 2022.

Future Capital Commitments
Capital Expenditures
COVID-19 has impacted shipyard operations which resulted in delays of our previously contracted ship deliveries. As of September 30, 2022, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Date	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Silversea Cruises
Evolution Class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Unnamed	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310

In addition, as of September 30, 2022, we have an agreement in place with Chantiers de l’Atlantique to build an additional fifth Edge-class ship with capacity of approximately 3,250 berths, estimated for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2022, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $9.1 billion, of which we had deposited $0.7 billion. Approximately 54.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2022.
We have been, and may continue to be, negatively impacted on our cash flows, liquidity and financial position by the COVID-19 pandemic. In order to preserve liquidity, we deferred a significant portion of our planned 2020, 2021 and 2022 capital expenditures. As of September 30, 2022, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.2 billion for 2022. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of September 30, 2022, our material cash requirements were as follows (in thousands):

	Remainder of
	2022	2023	2024	2025	2026	Thereafter	Total
Operating Activities:
Interest on debt(1)	211,065	1,270,530	972,974	846,713	594,113	2,517,694	6,413,089
Investing Activities:
Ship purchase obligations(2)	84,118	2,484,227	1,690,302	1,186,366	1,118,894	—	6,563,907
Total	$295,183	$3,754,757	$2,663,276	$2,033,079	$1,713,007	$2,517,694	$12,976,996
(1)      Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements using the applicable rate at September 30, 2022. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2022.
(2)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $5.2 billion in final contractual installments, which have committed financing covering 80% of the cost of the ships on order for our Global Brands, almost all of which include sovereign financing guarantees. COVID-19 has impacted shipyard operations which have and may result in delays for our previously contracted ship deliveries. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of September 30, 2022, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
Historically, we have relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations. COVID-19 resulted in our voluntary suspension of global cruise operations from March 2020 up to our full fleet returning to service during the second quarter of 2022. The suspension of operations strained our sources of cash flow and liquidity, causing us to take actions resulting in reductions in our operating expenses, reductions in our capital expenses and new financings and other liquidity actions.
The Company continues to identify and evaluate further actions to improve its liquidity. These include but are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. Additionally, we will continue to pursue various opportunities to raise additional capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. Actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2022, we had $7.0 billion of committed financing for our ships on order.
As of September 30, 2022, our obligations due through September 30, 2023 primarily consisted of $3.9 billion related to debt maturities, $1.3 billion related to interest on debt and $0.7 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Silver Nova. We addressed $2.0 billion of these debt maturities in October 2022 with the closing of the 9.250% senior notes due 2029 and the 8.250% senior secured notes due 2029 and the concurrent redemption of the 2023 notes as further described in Note 7. Debt.
As of September 30, 2022, we had liquidity of $3.1 billion, including cash and cash equivalents of $1.6 billion, $0.8 billion of undrawn revolving credit facility capacity, and a $0.7 billion commitment for a 364-day term loan facility available to draw on at any time on or prior to August 12, 2023. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of September 30, 2022. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases. Refer to Note 10. Shareholders' Equity to our consolidated financial statements for further information.
In February 2022 we entered into certain agreements with Morgan Stanley & Co., LLC (“MS”) where MS agreed to provide backstop committed financing to refinance, repurchase and/or repay in whole or in part our existing and outstanding debt. In October 2022, we addressed $2.0 billion of debt maturities by completing the offer and sale of $2.0 billion aggregate principal amount of 9.250% senior guaranteed notes due 2029 and the 8.250% senior secured notes due 2029. This reduced the amount available under the MS backstop facility to $350 million, which will be available to refinance the remaining $350 million due under the 4.25% Convertible Notes due in June 2023. Refer to Note 7. Debt to our consolidated financial statements for further information.
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
Based on our assumptions and estimates and our financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements. However, there is no assurance that our assumptions and estimates are accurate as there is inherent uncertainty in our ability to predict future liquidity requirements. Refer to Note 1. General, Management’s Plan and Liquidity, to our consolidated financial statements under Part I. Item 1. Financial Statements for further information.
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
The combined amendments, including the July 2022 amendments, impose a monthly-tested minimum liquidity covenant of $350 million, which in the case of the non-export credit facilities terminates at the end of the waiver period and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts if we elect to issue dividends or complete share repurchases. As of September 30, 2022, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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
Dividends
During the second quarter of 2020, we agreed with certain of our lenders not to pay dividends or engage in common stock repurchases for so long as our debt covenant waivers are in effect. In addition, in the event we declare a dividend or engage in share repurchases, we will need to repay the amounts deferred under our export credit facilities. Accordingly, we did not declare a dividend during the ten consecutive quarters ended September 30, 2022. Pursuant to amendments made to these agreements during the first quarter of 2021, the restrictions on paying cash dividends and effectuating share repurchases were extended through and including the third quarter of 2022. In addition, in the event we thereafter declare a dividend, we will need to repay our amounts deferred under the export credit facilities.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to our exposure to market risks since the date of our 2021 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that those disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff lacked standing, and the plaintiff’s appeal of the dismissal is awaiting a decision by the appellate court. In the Havana Docks Action, the Court granted summary judgement in favor of the plaintiff as to liability in March 2022 with a decision on damages to be made subsequently. In August 2022, the Court ruled on several determinative issues with respect to the calculation on damages. On the basis of these rulings, in October 2022, the plaintiff filed a motion for entry of judgment in the amount of approximately $110 million plus attorney’s fees. The Court plans to issue a final judgement in the lawsuit, including a final ruling on damages following briefing to the Court scheduled to be completed by December 2022. We believe we have meritorious defenses to the claims alleged in both the Havana Docks Action and the Port of Santiago Action, and we intend to vigorously defend ourselves against them, including, in the Havana Docks Action, by appealing the Court’s final judgment. At this time, we have concluded that the likelihood of loss is reasonably possible, and therefore, no liability has been recorded. The outcome of the litigation is inherently unpredictable and subject to significant uncertainties, and there can be no assurances that the final outcome of either case will not be material.

In addition, we are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

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
Macroeconomic, Business, Market and Operational Risks
We have been, and may continue to be, negatively impacted by the COVID-19 pandemic. The global spread of COVID-19, the unprecedented responses by governments and other authorities to control and contain the disease, including related variants, and challenges to global vaccination efforts, have caused significant disruptions, created new risks, and exacerbated existing risks to our business.
We have been, and may continue to be, negatively impacted by the COVID-19 pandemic, including impacts that resulted or may result from actions taken in response to the outbreak and the occurrence and spread of related variants. Examples of these include, but are not limited to, cruising advisories and required or voluntary travel restrictions. While we have resumed our global cruise operations, following the March 2020 suspension of our global cruise operations, there is no assurance that our cruise operations will continue uninterrupted. Onboard cases have resulted in illness among our guests and crew, incremental costs, guest refunds and negative publicity and media attention. In addition, we have and may continue to face challenges and increased operating costs related to possible new and evolving operating protocols, including protocols in the countries in which we operate and plan to operate.
Uncertainties remain as to the specifics, timing, duration and costs of administering and implementing our health and safety measures, some of which may be significant. These measures also may negatively impact guest satisfaction. Based on our assessment of these requirements and recommendations, the status of COVID-19 infection, including new variants, and/or vaccination rates in the U.S. or globally or for other reasons, we may determine it necessary to cancel or modify certain of our

Global Brands’ cruise sailings. The impact to our global bookings resulting from COVID-19 may continue to have a negative impact on our results of operations and liquidity, which may be prolonged beyond containment of the disease and its variants.
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
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be and have been subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including global inflationary pressures, which have increased our operating costs. Increases in these operating costs have affected, and may continue to adversely affect, our future profitability.
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
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to increased concerns that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases, such as COVID-19. In response to disease outbreaks, our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals health status or vaccination prior to or upon visiting. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, any operating or health protocols that we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
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
Customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on corporate ESG practices and on the implications and social cost of their investments, which could cause us to incur additional costs and changes to our operations. If our ESG practices or disclosures do not meet stakeholders' evolving expectations and standards, our customer and employee retention, our access to certain types of capital, including export credit financing, and our brands and reputation may be negatively impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, which could increase our operating costs and affect our results of operations and financial condition.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of September 30, 2022, a total of 70 new ships with approximately 165,000 berths were on order for delivery through 2028 in the cruise industry, including 10 ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement. Further, cruise prices and yield improvement could face additional pressure due to the pace at which we and other cruise line operators return to service.
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
We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We, therefore, risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options, including hotels, resorts, internet-based alternative lodging sites and package holidays and tours.
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
We opportunistically seek to grow our business through, among other things, expansion into new destinations or source markets and establishment of new ventures complementary to our current offerings. These attempts to expand our business increase the complexity of our business, require significant levels of investment and can strain our management, personnel, operations and systems. In addition, we may be unable to execute our attempts to expand our business. There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment, which could adversely impact our business, financial condition and results of operations.
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
Partnerships, joint ventures and other business structures involving our co-investments with third parties generally include some form of shared control over the operations of the business and create additional risks, including the possibility that other investors in such ventures become bankrupt or otherwise lack the financial resources to meet their obligations or could have or develop business interests, policies or objectives that are inconsistent with ours. In addition to financial risks, our co-investment activities have also presented managerial and operational risks and expose us to reputational or legal concerns. These or other issues related to our co-investments with third parties could adversely impact our operations or liquidity. Further, due to the arrangements we have in place with our partners in these ventures, we are limited in our ability to control the strategy of these ventures, or their use of capital and other key factors to their results of operation, which could adversely affect our investments and impact our results of operations.

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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution, cybersecurity events, and/or disruptions in third-party logistics or transportation systems, including those caused by the COVID-19 pandemic. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations. In addition, increased regulation or stakeholder expectations regarding sourcing practices, or supplier conduct that does not meet such standards, could cause our operating costs to increase or result in publicity that negatively affects our reputation.
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
We may not be able to achieve our fiscal 2025 financial and climate-related performance goals.

In November 2022, we announced that we are targeting certain financial and climate-related performance goals for fiscal 2025. Our ability to achieve these goals is dependent on a number of factors, including the other risk factors described in this section. If we are not able to achieve these goals, the price of our common stock and reputation may be negatively affected.
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
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our derivative contracts for hedging of fuel prices, interest rates and foreign currencies or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our financial obligations.
Our substantial debt requires a significant amount of cash to service and could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of September 30, 2022, we had total debt of $23.3 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. In the event that we execute and borrow under the $0.7 billion commitment available to draw on at any time on or prior to August 11, 2023 for a 364-day term loan facility, the credit agreement that would govern such term loan facility would impose substantially similar restrictions (including the related qualifications and exceptions) as are set forth in the indenture governing the Priority Guaranteed Notes. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of September 30, 2022, we have commitments for approximately $7.0 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate.
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
We have an aggregate principal amount of $1.725 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to March 15, 2023, August 15, 2023, and May 15, 2025, our convertible notes issued in June 2020, October 2020, and August 2022, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders. Additionally, if we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock.
We did not declare quarterly dividends on our common stock in the quarter ended September 30, 2022 and do not expect to pay dividends on our common stock for the foreseeable future.
No cash dividends were declared on our common stock during the ten consecutive quarters ended September 30, 2022. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future. In addition, in the event we thereafter declare a dividend, we will need to repay our amounts deferred under the export credit facilities. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
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
The U.S. and various state and foreign government or regulatory agencies have enacted or may enact environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO Sulfur Limit) or the incoming carbon intensity indicator regulation, that have or could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. While we have taken and expect to continue to take a number of actions to mitigate the potential impact of certain of these regulations, there can be no assurances that these efforts will be successful over the long term.
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts,both internationally and in the U.S., are still developing, and we cannot yet determine what the final regulatory programs or their impact will be. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, pay for our emissions, modify our itineraries and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs. For example, the European Union has proposed a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to increase the use of low carbon fuel onboard our vessels as well as connectivity to shore power, The proposed legislation also includes updates to the European Union Emission Trading System which would impose requirements to purchase carbon emission allowances beginning in 2023. If enacted, the Fit for 55 regulations may individually and collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of September 30, 2022, we had approximately $5.9 billion of indebtedness that bears interest at variable rates. This amount represented approximately 25.0% of our total indebtedness. As of September 30, 2022, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2022 interest expense by approximately $9.8 million.
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
As of September 30, 2022, approximately 87% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.

If we are unable to keep pace with developments, design, and implementation in technology, our operations or competitive position could become impaired.
Our business continues to demand the use of sophisticated technology and systems. These technologies and systems require significant investment and must be proven, refined, updated, upgraded and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations as well as to process our information effectively. If we are unable to do so in a timely manner or within reasonable cost parameters, if there are any disruptions, delays or deficiencies in design or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, which could impair our operating results.

We may be unable to procure appropriate technology in a timely manner or at all or we may incur significant costs in doing so. A failure to adopt the appropriate technology, or a failure or obsolescence in the technology that we have adopted, could adversely affect our results of operations.
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
There were no repurchases of common stock during the quarter ended September 30, 2022. In connection with our debt covenant waivers, we agreed with our lenders not to engage in stock repurchases for so long as our debt covenant waivers are in effect.

Item 6. Exhibits

4.1
Indenture, dated August 5, 2022, among the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 8, 2022).

4.2
Indenture, dated August 18, 2022, among the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, Principal Paying Agent, Transfer Agent, and Registrar (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 18, 2022).

10.1	Amendment to Term Loan Agreement, dated as of September 19, 2022, among Royal Caribbean Cruises Ltd., as the Borrower, the various financial institutions party thereto and Bank of America, N.A.
10.2	LIBOR Replacement Amendment to Term Loan Agreement, dated as of September 19, 2022, between Royal Caribbean Cruises Ltd., as the Borrower and Bank of America, N.A., as Administrative Agent.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2022, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)                     the Consolidated Statements of Comprehensive Loss for the quarters and nine months ended September 30, 2022 and 2021;
(ii)    the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
November 3, 2022	(Principal Financial Officer and duly authorized signatory)