Form 10-K
period 2022-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2023-02-23
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2022 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2022) held by those persons deemed by the registrant to be non-affiliates was approximately $8.1 billion.
There were 255,350,697 shares of common stock outstanding as of February 20, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2023 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business.
General
We are one of the leading cruise companies in the world. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 64 ships in the cruise vacation industry with an aggregate capacity of approximately 150,005 berths as of December 31, 2022.
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
As a result of the global pandemic impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021, with our full fleet in service by June 2022. We continue to prioritize our financial recovery and the further enhancement of our financial results and liquidity.
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
Royal Caribbean International
Royal Caribbean International is the world's largest cruise brand. The brand competes in both the contemporary and premium segments of the cruise vacation industry and appeals to families with children of all ages, as well as both older and younger couples. Royal Caribbean International offers cruises and land destinations that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths generally ranging from two to 19 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean International operates 26 ships with an aggregate capacity of approximately 94,100 berths. Additionally, as of December 31, 2022, Royal Caribbean International had four ships on order with an aggregate capacity of approximately 22,500 berths. The ships on order include the first three ships of a new generation of vessels, known as the Icon-class, and our sixth Oasis-class ship, Utopia of the Seas. The first Icon-class ship, Icon of the Seas, is expected to be delivered in the fourth quarter of 2023 and enter service in the first quarter of 2024, and the second and third Icon-class ships, are expected to be delivered in the second quarters of 2025 and 2026, respectively. Utopia of the Seas is expected to be delivered in the second quarter of 2024.

Celebrity Cruises
Celebrity Cruises is positioned within the luxury segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target affluent consumers by delivering a destination-rich experience on upscale ships that offer, among other things, culinary excellence, world-class service, luxurious spaces and accommodations, and holistic wellness experiences. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, New Zealand, the Panama Canal and South America, with cruise lengths ranging from three to 18 nights.
Celebrity Cruises operates 15 ships with an aggregate capacity of approximately 32,465 berths. Additionally, as of December 31, 2022, Celebrity Cruises had one Edge-class ship on order with an aggregate capacity of approximately 3,250 berths. This ship, Celebrity Ascent, is expected to be delivered in the fourth quarter of 2023. In addition, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship with capacity of approximately 3,250 berths, estimated for delivery in 2025, if certain conditions are met.
Silversea Cruises
Silversea Cruises is an ultra-luxury and expedition cruise line with smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea Cruises delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic with cruise itineraries generally ranging from five to 24 nights.
Silversea Cruises operates 11 ships, with an aggregate capacity of approximately 4,150 berths, including the brand's newest ship, Silver Endeavour, which was acquired in the third quarter of 2022 and commenced operations in the fourth quarter of 2022. Additionally, as of December 31, 2022, Silversea Cruises had on order two ships of a new generation, known as the Evolution-class, with an aggregate capacity of approximately 1,460 berths, which are expected to be delivered in the second quarters of 2023 and 2024, respectively.
The expected delivery dates for all of our ships on order are subject to change in the event of shipyard construction delays or in the event we agree to scope changes which impact the delivery timelines. See Part I. Item 1A. Risk Factors for further discussion on shipyard operations.
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
TUI Cruises operates seven ships, with an aggregate capacity of approximately 17,700 berths. Additionally, as of December 31, 2022, TUI Cruises had three ships on order with an aggregate capacity of approximately 11,100 berths, that are expected to be delivered in the second quarter of 2024, the fourth quarter of 2024 and the second quarter of 2026, respectively.
Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships, with an aggregate capacity of approximately 1,590 berths. Hapag-Lloyd Cruises did not have any ships on order as of December 31, 2022.
Refer to Note 7. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Industry
The cruising industry has been considered a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. We believe that cruising will continue to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. The Company and other industry participants voluntarily suspended operations in March of 2020 and gradually resumed full operations starting in the second half of 2021 through the first half of 2022. As a result, comparative information regarding market penetration and other indicators are not meaningful for 2020, 2021, and 2022. For the five year period prior to 2020, industry data indicated that market penetration rates were still low and that a significant portion of cruise guests carried in those years were first-time cruisers. We believe this presents an opportunity for operational and financial recovery and long-term growth for the industry.
During the five year period from 2015 through 2019, industry market penetration rates (computed based on the number of annual cruise guests as a percentage of the total population) grew from 3.36% to 3.89% for North America, from 1.25% to 1.41% for Europe, and from 0.08% to 0.20% for Asia/Pacific. The increased penetration shows the continued growth potential in the markets most served by the industry.
The global cruise fleet was served by a weighted average of approximately 634,000 berths during 2022 with approximately 359 ships at the end of 2022. As of December 31, 2022, there were approximately 63 ships on order with an estimated 143,000 berths that are expected to be placed in service in the global cruise market through 2028, not taking into account ships taken out of service or ordered during these periods. Cruise ships in the industry were taken out of service at an accelerated rate and new ship orders were deferred due to global cruise operation restrictions in 2020 and limited sailings in 2021 and 2022 resulting from the COVID-19 pandemic. The global cruise industry carried approximately 30 million cruise guests in 2019 and approximately 28.5 million in 2018.
The following table details the growth in global weighted average berths and the percentage of North American, European and Asia/Pacific cruise guests for 2022 and for each of the five years from 2015 through 2019:

Year (1)	Weighted-Average Supply of Berths Marketed Globally(2)	Royal Caribbean Group Total Berths(3)	North American Cruise Guests(2)(4)	European Cruise Guests(2)(5)	Asia/Pacific Cruise Guests(2)(6)	Other Cruise Guests(2)
2015	469,000	112,700	52%	29%	14%	5%
2016	493,000	123,270	51%	27%	19%	3%
2017	515,000	124,070	48%	25%	20%	7%
2018	546,000	135,520	49%	26%	20%	5%
2019	579,000	141,570	47%	25%	24%	4%
2022	634,000	150,005	65%	28%	2%	5%
___________________________________________________________________
(1)Historically, we have reported annual information for comparability across periods. The 2020 suspension of global cruise operations as a result of COVID-19 and the gradual resumption of full operations starting in the second half of 2021 through the first half of 2022 do not allow for a meaningful comparison to prior years' information and, as such, 2020 and 2021 data has been excluded from this table.
(2)Source: The estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. For 2022, cruise guest information includes data through the third quarter of 2022. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(3)Total berths include our berths related to our Global Brands and Partner Brands.
(4)Our estimates include the United States and Canada.
(5)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(6)Our estimates include Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (pre-2022, most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions. The decrease in Asia/Pacific cruise guests from 2019 to 2022 is partly driven by China remaining closed given its continued COVID-19 restrictions.
Competition
We compete with a number of cruise lines and other land-based vacations. Our principal competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian

Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises, and Regent Seven Seas Cruises; and Virgin Voyages. Cruise lines also compete with other vacation alternatives such as land-based resort hotels, internet-based alternative lodging sites and sightseeing destinations for consumers’ leisure time.
Operating Strategies
Our mission is to deliver the best vacation experiences to our guests, responsibly. We continue to prioritize operating strategies that support this mission as well as operating strategies that support our financial recovery and the further enhancement of our financial results and liquidity. We strive to execute these strategies in a socially and environmentally responsible manner, working with our various business and community partners as we build toward a more sustainable cruise industry.
Our Company's operating strategies are as follows:
•deliver the best vacation experiences to our guests, responsibly;
•protect the health, safety and security of our guests and employees;
•deepen our customer relationships in order to enhance our revenues;
•focus on cost efficiency, adequate cash and liquidity, and strengthen our balance sheet, with the overall goals of maximizing our return on invested capital and shareholder value;
•protect the environment in which our vessels and organization operate, with a focus on decarbonization;
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
•continue to deploy technology capabilities and advanced uses of data and analytics to deliver innovative customer experiences as well as to create operational efficiencies that enhance employee satisfaction; and
•maintain strong relationships with travel advisors, while enhancing our consumer outreach and e-commerce programs
Safety, security and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. Our efforts in these areas are managed by several departments within the Company that are responsible for maritime safety, global security, environmental stewardship and medical/public health activities. We also have a dedicated committee of our Board of Directors, the Safety, Environment, Sustainability and Health Committee, which is responsible for reviewing and monitoring our overall strategies, policies and programs that impact the safety and health of our guests and crew. Refer to the Regulation - Safety and Security Regulations section below for further information.
Consumer engagement
We place a strong focus on identifying the needs of our guests and creating product features and innovations that our customers value. We are focused on targeting and acquiring high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.
We target customers at important consumer decision points and identify underlying needs for which guests are willing to pay a premium. We rely on various programs and technologies during the cruise-planning, cruising and after-cruise periods aimed at increasing ticket prices, onboard revenues and occupancy. We have and expect to strategically invest in projects on our ships that we believe drive marketability, profitability and improve the guest experience.

Focus on cost efficiency, capital allocation, adequate cash and liquidity and improving our balance sheet
We are focused on maintaining a strong liquidity position and a balanced debt maturity profile, while making progress towards achieving an unsecured balance sheet, obtaining cost efficiencies including lowering interest expense, and reducing leverage. For example, in early 2023, we extended our revolving credit facility with our key relationship banks to ensure adequate liquidity on a going-forward basis. We believe these strategies enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.
Protect the environment
We are focused on the environmental health of the marine environment and communities in which we operate. This includes our Destination Net Zero strategy, and our partnership with the World Wildlife Fund, which together aim to reduce our carbon footprint, raise awareness about ocean conservation among guests and crew, and support ocean conservation projects around the world.
Destination Net Zero is our decarbonization strategy that focuses on how to achieve net zero emissions by 2050 and deliver a net zero capable ship by 2035. This strategy also includes achieving reductions on our carbon intensity by double digits by 2025, compared to 2019. Destination Net Zero’s four-pronged approach includes the modernization of our global brands fleet through the introduction of new energy-efficient and alternatively fueled vessels, continued investment in energy efficiency programs, development of alternative fuel and alternative power solutions, and optimized deployment and integration of strategic shore-based supply chains. While we continue to develop our roadmap to Destination Net Zero, it is already clear that our strategy will require new fuels and technologies that are not available today. Refer to Item 1A. Risk Factors - “Our sustainability activities, including environmental, social and governance (ESG) matters, could result in reputational risks, increased costs and other risks” for a discussion of the risks associated with our environmental initiatives.
Our long-term partnership with the World Wildlife Fund focuses on greenhouse gas ("GHG") reduction strategies, sustainable sourcing of food supplies, waste management, sustainable destinations and guest education on ocean conservation issues, which supports onboard conservation efforts such as our reduced use of plastics. We are also committed to assessing and managing potential impacts related to our operations in the communities in which we operate.
To achieve our carbon intensity goals, we have invested and plan to continue investing in energy and carbon efficient technologies included in the design of our new vessels, our ongoing fleet energy management program and other technologies. These investments include installation costs related to advanced emissions purification systems ("AEP") and other technologies that are expected to reduce fuel consumption and carbon footprint.
We believe in transparent reporting on our environmental and sustainability stewardship, as well as our social and governance efforts, and have annually published a Sustainability Report since 2008. This report, the current version of which is accessible on our corporate website, highlights our progress with regards to those environmental, social and governance aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview on our sustainability efforts, the report references the guidelines of the Global Reporting Initiative and is aligned with the Sustainable Accounting Standards Boards Industry Standards for Cruise Lines. We continue to work on an initial report following the recommendations of the Task Force on Climate Related Financial Disclosures (TCFD), which we plan to file in 2023. Our corporate website also provides information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission. Refer to the Regulation - Environmental Regulations section below for further information.
Investing in our workforce and promoting equality, diversity and inclusion
We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Our ability to attract, engage, and retain key employees has been and will remain critical to our success. Our Talent and Compensation Committee of our Board of Directors oversees the Company's human capital management strategies, including initiatives for talent diversity, equity and inclusion, talent management, and corporate culture.
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
Global awareness and market penetration
We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand, especially among target groups. Our marketing strategies include the use of travel advisors, traditional media, mobile and digital media as well as social media, influencers and brand websites. Our brands engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs.
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
Refer to Item 1A. Risk Factors - “Conducting business globally results in increased costs and other risks” for a discussion of the risks associated with our international operations.
Delivery of state-of-the-art cruise ships, and fleet upgrade and maintenance
We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our existing fleet, such as large-scale atriums, double hulls for increased safety, and advanced steel structures. We are expanding our innovation efforts to cover multiple fronts, including naval and architectural design, guest facing features, energy efficiency, sustainability, and safety.
We are committed to building state-of-the-art ships at a moderate growth rate and we believe our success in this area provides us with a competitive advantage. Our newer vessels traditionally generate higher revenue yield premiums and are more efficient and environmentally friendly to operate than older vessels.
In 2023, we will introduce three new vessels to our fleet, including Royal Caribbean International’s new flagship – Icon of the Seas, Celebrity Cruises – Celebrity Ascent, and Silversea Cruises – Silver Nova. Each of these vessels will represent the latest hardware for their respective brands and both Icon of the Seas and Silver Nova are the first vessels of a new class. For Royal Caribbean International, new features on Icon of the Seas include a dedicated family neighborhood called “Surfside”, a pool deck featuring the largest swimming pool and waterpark at sea, and the “Aquadome” showcasing the tallest waterfall at sea in an 82-foot-tall dome. For Celebrity Cruises, Celebrity Ascent will represent an evolution of Celebrity Beyond and will build on the success that the Edge series of ships has brought to market. For Silversea, Silver Nova will be amongst our most environmentally friendly and energy efficient ships to date.
As of December 31, 2022, our Global Brands and Partner Brands have 10 ships on order. Refer to the Operations section below for further information on our ships on order. As we further develop our Newbuild program, we continue to utilize each vessel as an opportunity to pilot new technology towards Destination Net Zero.
In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet while ensuring that we remain focused on the returns we generate on invested capital and maintaining a high level of discipline on capital spending and operating leverage.
Markets and itineraries
In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to deploy ships to new, and stronger markets and itineraries throughout the world. The portability of our ships allows us to deploy our ships to meet demand within our existing and new cruise markets. We make deployment decisions generally 18 to 28 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model have made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.
Our ships offer a wide selection of itineraries that call on over 1,000 destinations in over 120 countries, spanning across all seven continents. We are focused on maximizing long-term shareholder returns by operating in established markets while growing our presence in developing markets. New capacity has allowed our brands to expand into new markets and itineraries in an effort to address changes in market demand.
Destination experiences and port facilities
In order to provide unique destination experiences to our guests, we have and continue to invest in our private land destinations. In 2018, we announced our Perfect Day Island Collection, an initiative to develop a series of private island destinations around the world. The first island in the collection, Perfect Day at CocoCay, opened in Spring 2019 and includes a wide range of attractions, such as a full water park, zip line course, freshwater pools, helium balloon ride, splash pads and a beach club. In 2023, we plan to expand Perfect Day at CocoCay with the delivery of Hideaway Beach, an elevated, adults-only experience. Additionally, we are planning to introduce a new product, our Royal Beach Club offering, which will offer an exclusive and branded experience at high volume ports. As a result of the operational disruptions caused by the COVID-19 pandemic, we delayed previously announced Perfect Day site openings and are reassessing their timing as well as the timing of our Royal Beach Club offering portfolio. We continue to evaluate opportunities to develop additional destinations across the globe.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we have actively assisted or invested in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call, and reduction of our environmental impacts. For instance, in November 2022, we opened in Galveston, Texas our new Net Zero homeport cruise terminal, the first cruise terminal facility to generate 100% of its needed energy through on-site solar panels.
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
Technological capabilities
Technology is a pervasive part of virtually every business process we use to support our operating strategies and provide a quality experience to our customers before, during and after their cruise. Technology also plays a critical role in the measures and protocols that we have developed and will continue operating on our cruise ships. For example, through the deployment of our innovative electronic safety drill ("Muster 2.0") program, we have added convenience, and improved our guests experience regarding the mandatory safety briefing.
We have continued to integrate digital capabilities into our operations and have increased our focus in bringing in data analytics and artificial intelligence into our processes to provide better insights on how to model our maintenance or operational actions. Also, we continue to develop tools to enhance our guests' digital experience and grow onboard revenue, by making it easier for our guests to plan and maximize their next vacation through our websites and apps. At the same time, we partnered with SpaceX to launch Starlink, the next generation in shipboard connectivity, unlocking an improved guest experience. In concert with our destination focus, our island technology solutions are now enabling our guests to remain connected with WiFi access, order food and beverages as well as take advantage of all the island based activities with the same ease as onboard our ships.
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
Travel advisor support, consumer outreach, and e-commerce
Travel advisors continue to be a significant sourcing channel of revenues for our ships. We believe in the value of this distribution channel and invest in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to maintain competitive commission rates and incentive structures with the marketplace. We continuously work with travel advisors to sell upgrades and add-ons such as air and pre-cruise purchases to improve the retention and profitability of the channel. We provide brand dedicated sales representatives who serve as consultants to our travel partners. We also provide trained customer service representatives, call centers and online training tools.
We continue to operate our Consumer Outreach department, which provides consumers 24-hour access to our vacation planners and customer service agents in our call centers, as well as invest in our websites, including mobile applications and mobile websites. We enable our guests to communicate and book with us through various channels such as phone, web, chat, text message, and/or email. Additionally, we continue to advance our e-commerce capabilities and the vacation shopping experience for our guests. In addition to offering a simplified booking experience, we leverage the mobile application for onboard experiences such as WiFi, beverages, shore excursions, and specialty dining – enabling guests to book their vacation end-to-end.
Guest Services
We offer to handle virtually all travel aspects related to guest reservations and transportation, including facilitating guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises and Silversea Cruises offer recognition and status upgrades to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 17.8 million members worldwide. Captain’s Club and Venetian Society have approximately 5.4 million members combined worldwide. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once the guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, the Crown & Anchor Society and Captain’s Club members benefit from reciprocal membership benefits between the loyalty programs. Examples of the benefits available under our loyalty programs include, but are not limited to, priority ship embarkation, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, digital discount vouchers, upgraded bathroom amenities, private seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.
Operations
Cruise Ships and Itineraries
As of December 31, 2022, our Global Brands and Partner Brands collectively operated 64 ships with a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries.
The following table presents summary information concerning ships that we expect will be in our fleet in 2023 under our Global Brands and Partner Brands.

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Royal Caribbean International
Icon of the Seas (1)	2023	2024	5,600
Wonder of the Seas	2022	2022	5,700
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400
Brilliance of the Seas	2002	2002	2,150
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Ascent	2023	2023	3,250
Celebrity Beyond	2022	2022	3,250
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050
Celebrity Silhouette	2011	2011	2,900
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Xploration	2007	2016	15
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2,150
Celebrity Xpedition	2001	2004	50
Celebrity Millennium	2000	2000	2,200
Silversea Cruises
Silver Nova	2023	2023	730
Silver Endeavour	2021	2022	200
Silver Dawn	2021	2022	600
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	250
Silver Cloud	1994	1994	250

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Silver Explorer	1989	2008	150
TUI Cruises
Mein Schiff 2	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500
Mein Schiff 3	2014	2014	2,500
Mein Schiff Herz	1997	2011	1,900
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2019	2019	230
Europa 2	2013	2013	500
Europa	1999	1999	400

Total			159,585
_________________________________________________________________
(1)Icon of the Seas is expected to be delivered in the fourth quarter of 2023 and is expected to commence cruise revenue operations in the first quarter of 2024.

As of December 31, 2022, our Global Brands and our Partner Brands have 10 ships on order. Two ships on order are being built in Germany by Meyer Werft GmbH, four are being built in Finland by Meyer Turku shipyard, two are being built in France by Chantiers de l’Atlantique and two are being built in Italy by Fincantieri. As of December 31, 2022, the dates that the ships on order are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises —
Evolution-class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310
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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation- Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). Passengers Carried, Passenger Cruise Days, Available Passenger Cruise Days and Occupancy reflect the impact of our suspension of operations during parts of 2020 and 2021 due to the COVID-19 pandemic and the gradual resumption of full operations starting the second half of 2021 through the first half of 2022:

	Year Ended December 31, (3)
	2022	2021 (1)(3)	2020 (2)	2019 (2)	2018 (2)
Passengers Carried	5,536,335	1,030,403	1,295,144	6,553,865	6,084,201
Passenger Cruise Days	35,051,935	5,802,582	8,697,893	44,803,953	41,853,052
Available Passenger Cruise Days (APCD)	41,197,650	11,767,441	8,539,903	41,432,451	38,425,304
Occupancy	85.1%	49.3%	101.9%	108.1%	108.9%
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
(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the sale of the Azamara Cruises brand. For the years ended December 31, 2020, 2019, and 2018, we include the full year of operations for Azamara Cruises.
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
Passenger ticket revenues accounted for approximately 66%, 61% and 68% of total revenues in 2022, 2021 and 2020, respectively.
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
In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 34%, 39%, and 32% of total revenues in 2022, 2021, and 2020, respectively.
Segment Reporting
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
Human Capital
Our human capital strategy focuses on attracting, developing and retaining the best talent in the industry. Some key elements of these strategies include: assessing current and future talent needs; a diverse and inclusive workforce; robust opportunities for employee growth and development; support for health and well-being; and an active listening strategy to make sure voices are heard and continuous improvement occurs. We review our human capital metrics and our diversity equity and inclusion (DEI) program with the Talent and Compensation Committee of our Board of Directors on a regular basis.
As of December 31, 2022, our three global cruise brands employed approximately 102,500 employees spanning across our shipboard fleet and shoreside locations. Our shoreside workforce, including private destinations, consisted of approximately 8,100 full time and 100 part-time employees. Our shipboard workforce consisted of 94,300 employees, and as of December 31, 2022, approximately 88% were covered by collective bargaining agreements.
The following table details the distribution of our workforce by employee type and region as of December 31, 2022:

Employee Type	U.S. Based Employees	International Employees
Shoreside Operations(1)	4,100	3,000
Shipboard Employees	—	94,300
Private Destinations (2)	—	1,100

(1)    Includes full time and part-time employees.
(2)    Private Destinations includes Coco Cay, Labadee and Galapagos based employees.

As a global operation, we take great pride in the broad diversity of our workforce and the value it brings to our company. Our shoreside workforce is gender diverse with 58% female representation. Our shipboard workforce is comprised of employees from approximately 139 countries. The majority of our shipboard workforce comes from the Philippines (30%), Indonesia (18%) and India (14%). Our shoreside workforce is primarily based out of the U.S. (57%), Philippines (21%), Mexico (7%), and U.K. (5%).
The following table details the gender distribution of our workforce by employee location as of December 31, 2022:

Employee Location	Male	Female
Shoreside - U.S.	44%	56%
Shoreside - International	41%	59%
Shipboard	78%	22%

Our U.S. shoreside workforce is ethnically diverse with approximately 55% comprised of non-White ethnic groups.

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	42%
Hispanic	40%
African American	9%
Asian	5%
Others(1)	4%
(1)    No other individual category is greater than 1%.
We offer a variety of learning and development programs to our workforce, which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. In 2022, our workforce invested approximately 2.5 million hours in learning programs across a variety of areas ranging from Ethics, Compliance, Data Analysis, Business Software and Tools, Finance/Accounting, Professional development, Project Management skills, Cyber Security, Leadership and Safety/Security. In total, our workforce completed approximately 1.2 million courses within our learning management systems.
We run our employee pulse surveys periodically to understand and positively impact our employees’ experience. In 2022, our shoreside employee engagement scores remained high and above most global industry benchmarks.
Insurance
We maintain insurance on the hull and machinery of our ships, with insured values generally equal to the net book value of each ship. This coverage is maintained with reputable insurance underwriters from the British, Scandinavian, French, United States and other reputable international insurance markets.
We are members of four Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 12 P&I clubs, known as the International Group of P&I Clubs (the “IG”). Liabilities, costs and expenses for illness and injury to crew, guest injury, pollution and other third-party claims in connection with our cruise activities are covered by our P&I clubs, subject to the clubs’ rules and the limits of coverage determined by the IG. P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 12 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.
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
Regulation
Our ships are regulated by various international, national, state and local laws, regulations and treaties in force in the jurisdictions in which they operate. In addition, our ships are registered in the Bahamas, Cyprus, Malta or in the case of our ships operating in the Galapagos Islands, Ecuador. Each ship is subject to regulations issued by its country of registry, including regulations issued pursuant to international treaties governing the safety of our ships, guests and crew as well as environmental protection. Each country of registry conducts periodic inspections to verify compliance with these regulations as discussed more fully below. Ships operating out of ports of call around the world are also subject to inspection by the maritime authorities of that country for compliance with international treaties and local regulations. Additionally, ships operating out of the United States ports are subject to inspection by the United States Coast Guard for compliance with international treaties and by the United States Public Health Service for sanitary and health conditions. Our ships are also subject to similar inspections pursuant to the laws and regulations of various other countries our ships visit.
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
Additionally, we are required to meet, and we fully comply with, the provisions outlined in the Standards of Training, Certification, and Watchkeeping for Seafarers (STCW). This convention sets the training and competency standards for all our crew who are responsible for operating the vessels or who have designated roles in ensuring the safety of our guests and crew during an emergency. Regulatory bodies routinely check that our crews’ training credentials are up-to-date and assess competency by observing safety and emergency drills. As amendments are made to STCW, we ensure that our crew training is updated accordingly.
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
The Cruise Vessel Security and Safety Act of 2010, which applies to passenger vessels which embark or include port stops within the United States, requires the implementation of certain safety design features as well as the establishment of practices for the reporting of and dealing with allegations of crime. The cruise industry supported this legislation and we believe that our internal standards are generally as strict or stricter than the law requires. Some provisions of the act call for regulations which have not been finalized. We do not expect the pending regulations to have a material impact to our operations.
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
Emissions
The MARPOL Regulations imposed reduced global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5% as of January 1, 2020, which was reduced from 3.5%. We do not expect for this increased limitation to have a material impact to our results of operations largely due to a number of mitigating steps we have taken over the last several years, including equipping all of our new ships delivered since 2014 with Advanced Emissions Purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet; resulting in 70% of our fleet being equipped with AEP systems. In addition, the majority of our ships on order are being delivered with Liquified Natural Gas ("LNG") technology that meet all sulfur requirements. These efforts will provide us with additional operational and deployment flexibility.
The MARPOL Regulations also establish special Emission Control Areas ("ECAs") with additional stringent limitations on sulfur emissions in certain geographical areas. There are four established ECAs and one additional ECA being established beginning in May of 2025 that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the "Caribbean ECA") and the Mediterranean Sea. Ships operating in these sulfur ECAs are required to reduce their emissions sulfur content to 0.1%. This reduction has not, and with the addition of the new ECA will not, have a significant impact on our results of operations to date due to the mitigating steps described above.
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
Beginning in 2018 and 2019, respectively, the European Union (EU) and IMO both implemented requirements for ships to monitor and report their carbon emissions. Compliance with these regulations have not materially impacted our costs or results of operations. However, the legislations contemplate the enactment of further obligations and restrictions focused on reducing carbon emissions from ships. The EU has proposed a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to increase the use of low carbon fuel onboard our vessels, connectivity to shore power, and to purchase carbon allowances. The Fit for 55 Package includes proposals for the EU Emission Trading System (ETS), and the FuelEU Maritime initiative. The ETS’s current proposed structure will subject ship operators to the program, and will impose requirements to purchase carbon emission allowances beginning in 2024 for 40% of our emissions within Europe, growing to 70% in 2025, and to 100% by 2026. The FuelEU Maritime initiative, still under development, currently proposes requirements on fuel mix of 2-6% lower carbon fuels beginning in 2024 to 2026 and connecting to shore power by 2030. If enacted, the Fit for 55 proposals could individually and collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions. The impact of the regulation is uncertain as elements of the proposals have not been finalized and the costs of ETS allowances will depend on future markets.
In November of 2020, IMO approved amendments to the MARPOL convention that will require ships, beginning in 2023, to combine a technical and an operational approach (Energy Efficiency Existing Ship Index ("EEXI") and Carbon Intensity Indicator ("CII")) to reduce their carbon intensity in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030 as compared to 2008. The approved framework for the EEXI and CII amendments are not expected to have a material impact on our operations, however IMO is expected to review the CII framework in 2026, which could result in further requirements which could lead to changes to our itinerary flexibility for some of our ships depending on the final operational measures needed to comply. Furthermore, the IMO is also considering various other measures, including a possible fuel standard or a global market-based measures, such as carbon taxes, that would reduce greenhouse gas emissions even further. While the exact impact is uncertain at this time as the proposals have yet to be finalized, the global nature of the regulation could result in increased compliance costs. We will continue to monitor and be engaged in the discussions.
Ballast Water
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
Consumer Financial Responsibility Regulations
We are required to obtain certificates from the United States Federal Maritime Commission relating to our ability to satisfy liability in cases of non-performance of obligations to guests, as well as casualty and personal injury. As a condition to obtaining the required certificates, we generally arrange through our insurers for the provision of surety for our ship-operating companies. The required amount of the surety bonds for non-performance of obligations to guests is currently $32 million per operator and is subject to additional consumer price index based adjustments.
We are also required by the United Kingdom, Norway, Finland, Iceland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds in varying amounts during the course of the year, up to £154 million during the peak season. Additionally, we are required by the Civil Aviation Authority to provide performance bonds totaling £35 million. We maintain with the Norwegian Travel Guarantee Fund performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland, Iceland and the Baltics.
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
United Kingdom Income Taxation
During the year ended December 31, 2022, we operated 15 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
In December 2022, the European Union announced it would implement the Organization for Economic Co-operation Development’s (OECD’s) 15% Global Minimum Tax initiative (known as “Pillar 2”). If enacted, these rules generally impose a 15% corporate minimum tax on large multi-national companies, and we expect to be in scope of the rules beginning in 2025. The OECD model rules provide an exclusion for “International Shipping Income,” and certain ancillary income, for which certain of our earnings may be eligible. We are still pending final guidance on several material open technical issues and assessing the impact on our financial statements.
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

Information About our Executive Officers
As of February 23, 2023, our executive officers are:

Name	Age	Position
Jason T. Liberty	47	President and Chief Executive Officer
Naftali Holtz	45	Chief Financial Officer
Michael W. Bayley	64	President and Chief Executive Officer, Royal Caribbean International
Lisa Lutoff-Perlo	65	President and Chief Executive Officer, Celebrity Cruises
Harri U. Kulovaara	70	Executive Vice President, Maritime
R. Alexander Lake	51	Senior Vice President, Chief Legal Officer and Secretary
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
Macroeconomic, Business, Market and Operational Risks
Adverse economic or other conditions could reduce the demand for cruises and passenger spending, adversely impacting our operating results, cash flows and financial condition including impairing the value of our goodwill, ships, trademarks and other assets and potentially affecting other critical accounting estimates where the impact may be material to our operating results.
Demand for cruises is affected by international, national, and local economic conditions. Weak or uncertain economic conditions may impact consumer confidence and pose a risk as vacationers postpone or reduce discretionary spending. This, in turn, may result in cruise booking slowdowns, decreased cruise prices and lower onboard revenues. Given the global nature of our business, we are exposed to many different economies, and our business could be negatively impacted by challenging conditions in any of the markets in which we operate, and/or related reactions by our competitors in such markets.
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
In particular, increases in fuel prices have and could continue to materially and adversely affect our business as fuel prices impact not only our fuel costs, but also some of our other expenses, such as crew travel, freight, and commodity prices. Mandatory fuel restrictions may also create uncertainty related to the price and availability of certain fuel types potentially impacting operating costs.
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
We are susceptible to a wide range of adverse events, including terrorist attacks, war, conflicts, civil unrest and other hostilities. The occurrence of these events or an escalation in the frequency or severity of them, and the resulting political instability, travel restrictions and advisories and concerns over safety and security aspects of traveling or the fear of any of the foregoing, have had, and could have in the future, a significant adverse impact on demand and pricing in the travel and vacation industry. These events could also result in additional security measures taken by local authorities which have, and may in the future, impact access to ports and/or destinations. In addition, such events have led, and could lead, to disruptions, instability and volatility in global markets, supply chains and industries, increased operating costs, such as fuel and food, and disruptions affecting our newbuild construction and fleet modernization efforts, any of which could materially and adversely impact our business and results of operations. Further, such events could have the effect of heightening the other risks we have described in this report, any of which also could materially and adversely affect our business and results of operations.
Disease outbreaks and an increase in concern about the risk of illness could adversely impact our business and results of operations, and may cause significant disruptions, create new risks, and exacerbate existing risks.
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships such as COVID-19 could cause a drop in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to increased concerns that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases. For example, the unprecedented responses by governments and other authorities to control and contain the COVID-19 outbreak, including related variants, led to our voluntary suspension of our global cruise operations starting in March 2020. While we have resumed our global cruise operations, there is no assurance that our cruise operations will continue uninterrupted. In response to disease outbreaks, our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals' health status or vaccination prior to or upon visiting. Based on our assessment of these requirements and recommendations, or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, any operating or health protocols that we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
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
Suspensions and/or slowdowns of work at shipyards, have impacted and could continue to impact our ability to construct new ships as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations. For instance, the effects of the COVID-19 pandemic on the shipyards, their subcontractors, and our suppliers have resulted in delays in our previously scheduled ship deliveries. Variations from our plan could have a significant negative impact on our business operations and financial condition.
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. Material increases in commodity and raw material prices, and other cost pressures impacting the construction of a new ship, such as the cost of labor and financing, could adversely impact the shipyard’s ability to build the ship on a cost-effective basis. We may be impacted if shipyards, their subcontractors, and/or our suppliers encounter financial difficulties, supply chain, technical or design problems when building or repairing a ship. These problems have impacted and may in the future impact the timely delivery or cost of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, delays, mechanical faults and/or unforeseen incidents may result in cancellation of cruises or delays of new ship orders or necessitate unscheduled drydocks. Such events could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2022, a total of 63 new ships with approximately 143,000 berths were on order for delivery through 2028 in the cruise industry, including 10 ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We believe that port destinations are a major reason why guests choose to go on a particular cruise or on a cruise vacation. The availability of ports and destinations is affected by a number of factors, including industry demand and competition for key ports and destinations, existing capacity constraints, constraints related to the size of certain ships, security, financial limitations on port development, exclusivity arrangements that ports may have with our competitors, geopolitical developments, local governmental regulations, environmental regulations, and governmental response to disease outbreaks. Higher fuel costs also may adversely impact the destinations on certain of our itineraries as they become too costly to include.
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
If we are unable to appropriately manage our cost and capital allocation strategies with our goal of satisfying guest expectations, it may adversely impact our business success.
We strive to provide high quality products and deliver high quality services. There can be no assurance that we can successfully balance these goals with our cost management and capital allocation strategies. Our business also requires us to make capital allocation decisions across a broad scope of investment options with varying return profiles and time horizons for value realization. These include significant capital investment decisions such as ordering new ships, upgrading our existing fleet, enhancing our technology and/or data capabilities and expanding our portfolio of land-based assets, based on expected market preferences, competition and projected demand. There can be no assurance that our strategies will be successful, which could adversely impact our business, financial condition and results of operations. For example, our ownership and operation of older tonnage, in particular during the business disruption caused by COVID-19, has resulted in impaired asset values due to expected returns less than the carrying value of the assets.
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
We seek to maintain appropriate insurance coverage at commercially reasonable rates. We normally obtain insurance based on the cost of an asset rather than replacement value, and we also elect to self-insure, co-insure, or use deductibles in certain circumstances for certain risks such as loss of use of a ship or other business interruption. The limits of insurance coverage we purchase are based on the availability of the coverage, evaluation of our risk profile and cost of coverage. We do not carry business interruption insurance and accordingly we have no insurance coverage for loss of revenues or earnings from our ships or other operations. Accordingly, we are not protected against all risks and cannot be certain that our coverage will be adequate for liabilities actually incurred which could result in an unexpected decrease in our revenue and results of operations in the event of an incident
We are members of four Protection and Indemnity (“P&I”) clubs, which are part of a worldwide group of 12 P&I clubs, known as the International Group of P&I Clubs (the “IG”). P&I coverage provided by the clubs is on a mutual basis, and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 12 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.
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
Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, our recovery and financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our interest rate derivative instruments or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our financial obligations.
Our substantial debt requires a significant amount of cash to service and could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2022, we had total debt of $23.4 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of December 31, 2022, we have commitments for approximately $7.1 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding our "Secured Notes" and "Priority Guaranteed Notes".
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. In addition, both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a minimum liquidity, a specified minimum fixed charge coverage ratio, and limit our net debt-to-capital ratio. In addition, our ECA facilities also require us to maintain a minimum stockholders' equity. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further discussion on our covenants and existing waivers.
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
We have an aggregate principal amount of $1.7 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to March 15, 2023, August 15, 2023, and May 15, 2025, our convertible notes issued in June 2020, October 2020, and August 2022, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders. Additionally, if we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock.
We did not declare quarterly dividends on our common stock in the quarter ended December 31, 2022 and do not expect to pay dividends on our common stock for the foreseeable future.
We have not declared a dividend since the first quarter of 2020. We expect that any income received from operations will be devoted to our future operations and recovery. We do not expect to pay cash dividends on our common stock for the foreseeable future. In addition, in the event we thereafter declare a dividend, we will need to repay our amounts deferred under the export credit facilities. Payment of dividends would, in any case, depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
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
Changes in U.S. and other countries' foreign policy have in the past and could in the future result in the imposition of travel restrictions or travel bans on persons to certain countries or result in the imposition of travel advisories, warnings, rules, regulations or legislation exposing us to penalties or claims of monetary damages. In addition, some countries have adopted restrictions against U.S. travelers, and we currently cannot predict when those restrictions will be eased. The timing and scope of these changes and regulations can be unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability.
Factors associated with climate change, including an increasing global regulatory focus, could adversely affect our business.
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts,both internationally and in the U.S., are still developing, including the international alignment of such efforts, and we cannot yet determine what the final regulatory programs or their impact will be on our business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, pay for our emissions, modify our itineraries and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs. For example, the European Union has proposed a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to increase the use of low carbon fuel onboard our vessels as well as connectivity to shore power. The proposed legislation also includes updates to the European Union Emission Trading System which would impose requirements to purchase carbon emission allowances beginning in 2024. In addition, the U.S. and various state and foreign government or regulatory agencies have enacted, or may enact, environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO Sulfur Limit) or the incoming carbon intensity indicator regulation, that have or could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. If enacted, these regulations may individually or collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
There has also been growing environmental scrutiny of the environmental impact of the cruise vacation industry, and some environmental groups are advocating for more stringent regulation of ship emissions at berth and at sea. This negative publicity of the cruise industry and any related measures may lead to changes in consumer preferences, such as methods or frequency of travel, which could adversely impact our operations and financial results and subject us to reputational impacts and costs.
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
Numerous countries are considering implementation of the OECD’s 15% global minimum tax, which may materially impact us. In addition, as budgetary constraints may adversely impact fiscal policy in the jurisdictions in which we operate, we may be subject to changes in our existing tax treatment or other tax reform, as well as increased tax audits.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2022, we had approximately $6.0 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 25.0% of our total indebtedness. As of December 31, 2022, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2023 interest expense by approximately $34.8 million. Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar.
Any further impairment of our goodwill, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. A challenging operating environment, conditions affecting consumer demand or spending, the deterioration of general macroeconomic conditions, expected ship deliveries, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of impairments, which could adversely affect our financial condition and operating results.
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
We have in the past and may in the future experience difficulty recruiting and retaining qualified personnel primarily due to competitive labor markets. A prolonged shortage of qualified personnel and/or increased turnover may inhibit our ability to operate our business in an optimal manner, and may result in increased costs if we need to hire temporary personnel, and/or increased wages and/or benefits in order to attract and retain employees, all of which may negatively impact our results of operations.
As of December 31, 2022, approximately 88% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff acquired his interest in the Port of Santiago after the enactment of the Helms-Burton Act. In November 2022, the United States Court of Appeals for the 11th Circuit affirmed the Court's dismissal of the lawsuit.
In the Havana Docks Action, the Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within in our consolidated statements of comprehensive loss related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Holders
As of February 20, 2023, there were approximately 1,243 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. In the event we declare a dividend, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with them during 2020 and 2021. Accordingly, we have not declared a dividend since the first quarter of 2020. Refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on dividends declared.
Share Repurchases
There were no repurchases of common stock during the year ended December 31, 2022.
In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2017 to December 31, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$200
$175
$150
$125
$100
$75
$50
$25
12/17
12/18
12/19
12/20
12/21
12/22
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/17	12/18	12/19	12/20	12/21	12/22
Royal Caribbean Cruises Ltd.	100.00	83.86	117.36	66.43	68.40	43.97
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
Dow Jones U.S. Travel & Leisure	100.00	94.41	117.01	119.05	132.73	105.83
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2017 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Reserved.
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Annual Report on Form 10-K are forward-looking. Words such as “anticipate,” “believe,” “considering,” “could,” “driving,” “estimate,” “expect,” “goal,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “will”, "would", and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations, but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the caption "Risk Factors” in Part I, Item 1A herein.
All forward-looking statements made in this Annual Report on Form 10-K speak only as of the date of this filing. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
The discussion and analysis of our financial condition and results of operations is organized to present the following:
•a review of our critical accounting policies and estimates and of our financial presentation, including discussion of certain operational and financial metrics we utilize to assist us in managing our business;
•a discussion of our results of operations for the year ended December 31, 2022 compared to the same period in 2021; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.
A discussion of our results of operations, and sources and uses of cash for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 and is incorporated by reference into this Form 10-K.

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
Management's Plan and Liquidity
In the face of the global pandemic impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021, with our full fleet in service by June 2022.
As part of our liquidity management, we rely on estimates of our future liquidity which include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity consist of:
•Expected timing of cash collections for cruise bookings;
•Expected sustained increase in revenue per available passenger cruise day;
•Expected increase in occupancy levels, reaching historical levels in the spring of 2023; and
•Inflationary increases to our operating costs, mostly impacting the expected cost of fuel and food as compared to 2019.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2022 would have increased by approximately $85.0 million. If our ships were estimated to have no residual value, depreciation expense for 2022 would have increased by approximately $307.6 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates.
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
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, ship additions and retirements as well as assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2022 impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing and expected ship deliveries;
•Vessel operating expenses;
•Terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital.
If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. As amended by ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment, if the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit. Refer to Note 4. Goodwill to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on goodwill.

The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2022 impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing and expected ship deliveries;
•Terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 5. Intangible Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on indefinite-life intangible assets.
We review our ships and other long-lived assets, including right-of-use assets for impairment whenever events or changes in circumstances indicate, based on recent and projected cash flow performance and remaining useful lives, that the carrying value of these assets may not be fully recoverable. We evaluate asset impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated undiscounted future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 6. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on determination of fair value for long-lived assets.
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
Royal Caribbean International Reporting Unit
During the fourth quarter of 2022, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As of December 31, 2022, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296.4 million.
We did not perform interim impairment evaluations of Royal Caribbean International's goodwill during 2022 as no triggering events were identified.
Silversea Cruises Reporting Unit
During the fourth quarters of 2022 and 2021, we performed our annual impairment review of Silversea Cruises goodwill. We did not perform qualitative assessments but instead proceeded directly to the goodwill impairment tests. As of November 30, 2022, and November 30, 2021, the fair value of the Silversea Cruises reporting unit was determined using a discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 26% and 35% as of November 30, 2022 and 2021, respectively, resulting in no impairment to Silversea Cruises' goodwill. The carrying value of goodwill attributable to our Silversea Cruises reporting unit was $508.6 million as of December 31, 2022 and 2021.

During the fourth quarters of 2022 and 2021, we performed our annual impairment reviews of the Silversea Cruises trade name. As a result of the quantitative tests, we determined that the fair value of the Silversea Cruises' trade name exceeded its carrying value by approximately 25% and 19%, as of November 30, 2022 and November 30, 2021, respectively, resulting in no impairment to Silversea Cruises' trade name.
As of December 31, 2022 and 2021, the carrying value of indefinite-life intangible assets was $321.5 million, which primarily relates to the Silversea Cruises trade name.
We did not perform interim impairment evaluations of Silversea Cruises's goodwill or trade names during 2022 and 2021, as no triggering events were identified.
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

Seasonality
Our revenues are seasonal based on demand for cruises. Demand has historically been strongest for cruises during the Northern Hemisphere's summer months and holidays. In order to mitigate the impact of the winter weather in the Northern Hemisphere and to capitalize on the summer season in the Southern Hemisphere, our brands have historically focused on deployment to the Caribbean, Asia and Australia during that period. This seasonal trend was disrupted with the voluntary suspension of our global cruise operations effective March 2020 in response to the COVID-19 outbreak. We resumed our global cruise operations commencing in the second half of 2021, with our full fleet in service by June 2022. Since our full fleet is in service, we expect to return to seasonal trends
Financial Presentation
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other expenses, which includes our loss contingency in connection with the ongoing Havana Docks litigation recorded in 2022; (ii) impairment and credit losses; (iii) restructuring charges and other initiative expenses; (iv) equity investment asset impairments; (v) net insurance recoveries or costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (vi) Pullmantur reorganization settlement; (vii) the net gain recognized in 2021 in relation to the sale of the Azamara brand; (viii) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd. and (ix) transaction costs related to the 2018 Silversea Cruises acquisition. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Loss per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis. A reconciliation of Loss per Share to Adjusted Loss per share is provided below under Results of Operations.
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents net loss less net income attributable to noncontrolling interest, excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on the extinguishment of debt; (ii) the amortization of non-cash debt discount on our convertible notes; (iii) the estimated cash refund expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization; (iv) impairment and credit losses; (v) equity investment asset impairments; (vi) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; (vii) restructuring charges and other initiative expenses; (viii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; for 2020, the change in the fair value in the Silversea Cruises contingent consideration;(ix) the noncontrolling interest adjustment to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd. (previously known as Silversea Cruises Group Ltd.) noncontrolling interest in Silversea Cruises, which noncontrolling interest we acquired on July 9, 2020; (x) the net gain recognized in the first quarter of 2021 in relation to the sale of the Azamara brand; (xi) currency translation losses recognized during the second quarter of 2020, in connection with the ships classified as assets held-for-sale that were previously chartered to Pullmantur; (xii) the net loss recognized in the fourth quarter of 2021 related to the elimination of the three-month reporting lag for Silversea Cruises; and (xiii) loss contingency recorded in connection with the ongoing Havana Docks litigation inclusive of related legal fees and costs. A reconciliation of Net Loss attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to EBITDA is provided below under Results of Operations.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.
Carbon Intensity is our measurement of carbon dioxide emissions per gross tonne nautical mile (well-to-wake).
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
Although discussed in prior periods, we did not disclose or reconcile in this report our Gross Yields and Net Yields, as defined in our Annual Report on Form 10-K for the year ended December 31, 2019. Historically, we have utilized these financial metrics to measure relevant rate comparisons to other periods. However, our 2022 and 2021 reduction in capacity and revenues, due to the impact of the COVID-19 pandemic on our operations, do not allow for a meaningful analysis and comparison of these metrics and as such these metrics have been excluded from this report. For Gross Cruise Costs, Net Cruise Costs, and Net Cruise Costs excluding Fuel we present amounts in constant currency compared to 2019, which is the last year of normalized operations.

Executive Overview
2022 was a transitional year filled with numerous accomplishments. We returned our entire fleet into operations, took delivery of Celebrity Beyond and Wonder of the Seas, and acquired Silver Endeavour. Additionally, we achieved positive EBITDA and operating cash flow for the year, controlled costs to minimize the impacts of inflation, and saw record shipboard revenues for the year.
Our 2022 Net Loss was $(2.2) billion, or $(8.45) per diluted share, compared to Net Income attributable to Royal Caribbean Cruises Ltd. of $1.9 billion, or $8.95 per diluted share in 2019, the most recent year of normalized operations. Adjusted Net Loss for 2022 was $(1.9) billion, or $(7.50) per diluted share, compared to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $2.0 billion, or $9.54 per diluted share in 2019. 2022 adjusted EBITDA was $711.6 million, compared to adjusted EBITDA of $3.6 billion in 2019. We started 2022 by operating 51 ships and sailing at 57% load factor in the first quarter of 2022. We successfully completed the return of our entire fleet into operations during the second quarter and achieved 96% load factors in the third quarter with the Caribbean eclipsing triple digits at close to 105% during the third quarter. We finished the year sailing at almost 100% load factor in December 2022, with holiday sailings close to 110% during the fourth quarter.
Despite only partially operating for the first half of the year, total revenues were $8.8 billion in 2022, compared to $11.0 billion in 2019. Load factors for 2022 were 85%, and 96% for the second half of the year. Additionally, total revenue per passenger cruise day in 2022 was higher than record 2019 levels, driven by strong onboard revenue performance.
Cruise operating expenses increased from $6.1 billion in 2019 to $6.6 billion in 2022. Gross Cruise Costs per APCD increased 8.2% as-reported and 8.8% in Constant Currency, compared to 2019. Net Cruise Costs, excluding Fuel, per APCD increased 12.9% as-reported and 13.5% in Constant Currency, compared to 2019. Our cost-conscious mindset has helped to mitigate the effects of inflation, and we benefited from reduced costs related to health protocols as the year went on. For the year Net Cruise Costs included $5.97 per APCD of transitory costs related to health protocols, and one-time lagging costs related to fleet ramp up. 2022 also included Galveston terminal construction costs and increased costs associated with CocoCay, which were not present in 2019.
In 2023, we expect our capacity to increase by 14% compared to 2019, despite the reduction in capacity resulting from the divestiture of Azamara and the sale of older ships. Since 2019 we have welcomed 9 new ships across our five brands, and with the addition of Celebrity Ascent and Silver Nova in 2023 we expect a total of 11 new vessels operating by year end. These new ships, along with enhanced onboard offerings and continued investment in destinations, are expected to help drive increases in both Net Yields and Total revenues as our capacity expands. We also plan to continue investing in both more efficient newbuilds and retrofitting our existing fleet with technology to help reach our long-term goals to reduce carbon intensity. Lastly, we anticipate taking delivery of Icon of the Seas by the end of the year, to begin operating revenue sailings in 2024.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2022 include:
•Our Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. for the year ended December 31, 2022 was $(2.2) billion and $(1.9) billion, or $(8.45) and $(7.50) per share on a diluted basis, respectively, reflecting our return to full operations, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. of $(5.3) billion and $(4.8) billion, or $(20.89) and $(19.19) per share on a diluted basis, respectively, for the year ended December 31, 2021.
•Total revenues, excluding the effect of changes in foreign currency rates, increased by $7.5 billion for the year ended December 31, 2022 as compared to the same period in 2021. The increase reflects our full return to operations by June 2022 compared to 2021 when the suspension of our global cruise operations was in effect for a substantial portion of our fleet. APCDs for the year ended December 31, 2022 was 41,197,650 compared to 11,767,441, in the same period in 2021.
•The effect of changes in foreign currency exchange rates related to our passenger ticket and onboard and other revenue transactions, denominated in currencies other than the United States dollar, resulted in a decrease in total revenues of $149.0 million for the year ended December 31, 2022 compared to the same period in 2021.
•Total cruise operating expenses, excluding the effect of changes in foreign currency rate, increased by $4.0 billion for the year ended December 31, 2022 compared to the same period in 2021, which reflects our return to operations in 2022 compared to 2021 when the suspension of our global cruise operations was in effect for the substantial portion of our fleet.
•The effect of changes in foreign currency exchange rates related to our cruise operating expenses, denominated in currencies other than the United States dollar, resulted in a decrease in total operating expenses of $79.5 million for the year ended December 31, 2022 compared to the same period in 2021.
•In January 2022 and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively. To finance the purchases, we borrowed $1.3 billion and €0.7 billion, or approximately $0.7 billion based on the exchange rate at December 31, 2022, respectively, under previously committed unsecured term loans. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information. Wonder of the Seas and Celebrity Beyond entered service in the first and second quarters of 2022, respectively.
•In July 2022, we purchased the Silver Endeavour for our Silversea Cruises brand. To finance the purchase, we assumed $277 million of debt. Silver Endeavour entered service in the fourth quarter of 2022. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
•During the year ended December 31, 2022, we executed and amended various financing arrangements, we refinanced $6.9 billion of 2022 and 2023 maturities, which resulted in a total loss on extinguishment of debt of $93.8 million. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our 2022 financing activity.
•During the year ended December 31, 2022, we recorded a loss contingency of $130.0 million inclusive of related legal fees and costs in connection with the ongoing Havana Docks litigation. Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

We reported Net Loss attributable to Royal Caribbean Cruises Ltd., Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd., Loss per Share and Adjusted Loss per Share as shown in the following table (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(2,155,962)	$(5,260,499)	$(5,797,462)
Loss on extinguishment of debt (1)	$93,810	$138,759	$41,109
Convertible debt amortization of debt discount (2)	—	104,291	46,546
Pullmantur reorganization settlement (3)	—	10,242	21,637
Impairment and credit losses (4)	562	82,001	1,566,380
Equity investment impairment (5)	—	31,344	39,735
Oasis of the Seas incident (6)	—	(6,584)	(1,938)
Restructuring charges and other initiatives expense (7)	11,625	1,831	51,853
Amortization of Silversea Cruises intangible assets and change in the fair value of contingent consideration related to Silversea Cruises acquisition (8)	6,493	6,493	(33,814)
Noncontrolling interest adjustment (9)	—	—	72,331
Net gain related to the sale of Azamara brand (10)	—	(3,371)	—
Currency translation adjustment losses (11)	—	—	69,044
Net loss related to the elimination of the Silversea Cruises reporting lag (12)	—	62,604	—
Litigation loss contingency (13)	130,033	—	—
Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd.	$(1,913,439)	$(4,832,889)	$(3,924,579)

Basic:
Loss per Share	$(8.45)	$(20.89)	$(27.05)
Adjusted Loss per Share	$(7.50)	$(19.19)	$(18.31)

Diluted:
Loss per Share	$(8.45)	$(20.89)	$(27.05)
Adjusted Loss per Share	$(7.50)	$(19.19)	$(18.31)

Weighted-Average Shares Outstanding:
Basic	255,011	251,812	214,335
Diluted	255,011	251,812	214,335
(1)    Represents net losses related to the early repayment of debt. For further information regarding the repayment transactions, refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
(2)    Represents the amortization of non-cash debt discount on our convertible notes. For further information regarding the adoption of ASU 2020-06 as of January 1, 2022, which impacts the accounting of the non-cash debt discount on convertible notes, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
(3)    Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization.
(4)    Represents asset impairment and credit losses as a result of the impact of COVID-19, with 2022 and 2021 amounts net of the recovery of credit losses previously recognized.
(5)    Represents equity investment asset impairment, primarily for our investments in TUI Cruises GmbH in 2021 and Grand Bahama Shipyard in 2020, as a result of the impact of COVID-19. These amounts are included in Equity investment income (loss) within our consolidated statements of comprehensive income (loss).

(6)    In 2021 and 2020, amounts include net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(7)    Represents primarily restructuring charges incurred in relation to the reduction in our U.S. workforce and other initiatives expenses.
(8)    In 2022 and 2021, represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition. In 2020, represents the change in the fair value in the Silversea Cruises contingent consideration recorded within Other (expense) income, offset by the amortization of the Silversea Cruises intangible assets.
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
(13)     Represents our loss contingency recorded in connection with the ongoing Havana Docks litigation inclusive of related legal fees and costs.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2022	2021	2020
Passenger ticket revenues	65.5%	61.4%	68.1%
Onboard and other revenues	34.5%	38.6%	31.9%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	15.3%	13.5%	15.6%
Onboard and other	6.7%	7.6%	7.1%
Payroll and related	14.6%	54.7%	35.7%
Food	7.4%	10.7%	7.3%
Fuel	12.1%	25.1%	16.8%
Other operating	18.6%	61.7%	42.7%
Total cruise operating expenses	74.8%	173.5%	125.2%
Marketing, selling and administrative expenses	17.9%	89.4%	54.3%
Depreciation and amortization expenses	15.9%	84.4%	57.9%
Impairment and credit losses	—%	5.4%	70.9%
Operating Loss	(8.6)%	(252.6)%	(208.3)%
Other income (expense):
Interest income	0.4%	1.1%	1.0%
Interest expense, net of interest capitalized	(15.4)%	(84.3)%	(38.2)%
Equity investment income (loss)	0.6%	(8.8)%	(9.7)%
Other (expense) income	(1.4)%	1.3%	(6.2)%
	(15.7)%	(90.7)%	(53.1)%
Net Loss	(24.4)%	(343.3)%	(261.5)%
Less: Net Income attributable to noncontrolling interest	—%	—%	1.0%
Net Loss attributable to Royal Caribbean Cruises Ltd.	(24.4)%	(343.3)%	(262.5)%
Selected statistical information is shown in the following table:

	Year Ended December 31,
	2022	2021(1)(3)	2020(2)
Passengers Carried	5,536,335	1,030,403	1,295,144
Passenger Cruise Days	35,051,935	5,802,582	8,697,893
APCD	41,197,650	11,767,441	8,539,903
Occupancy	85.1%	49.3%	101.9%
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
(2) Due to the three-month reporting lag effective through September 30, 2021, we include Silversea Cruises' metrics from October 1, 2019 through September 30, 2020 in the year ended December 31, 2020.
(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary

Data for more information on the sale of the Azamara Cruises brand. For the year ended December 31, 2020, we include Azamara Cruises' metrics for the full year.
EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net Loss attributable to Royal Caribbean Cruises Ltd.	$(2,155,962)	$(5,260,499)	$(5,797,462)
Interest income	(35,857)	(16,773)	(21,036)
Interest expense, net of interest capitalized	1,364,162	1,291,753	844,238
Depreciation and amortization expenses	1,406,689	1,292,878	1,279,254
Income tax (benefit) expense (1)	4,153	(47,167)	(14,990)
EBITDA	583,185	(2,739,808)	(3,709,996)

Other expense (2)	116,223	26,883	152,075
Impairment and credit losses	562	82,001	1,566,380
Restructuring charges and other initiatives expense	11,625	1,831	51,853
Equity investment impairment (3)	—	31,344	39,735
Oasis of the Seas incident (4)	—	(6,584)	(1,938)
Pullmantur reorganization settlement (5)	—	5,242	1,637
Net gain related to the sale of the Azamara brand	—	(3,371)	—
Noncontrolling interest adjustment (6)	—	—	72,331
Adjusted EBITDA	$711,595	$(2,602,462)	$(1,827,923)

(1) Included within Other (expense) income in our consolidated statements of comprehensive loss.
(2) Represents net non-operating income or expense. For 2022, primarily relates to our loss contingency recorded of approximately $130 million in connection with the ongoing Havana Docks litigation inclusive of related legal fees and costs, as well as amounts related to changes in fair value of fuel swaps for which cash flow hedge accounting was discounted. For 2021 and 2020, primarily relates to changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued. The amounts excludes income tax (benefit) expense, included in the EBITDA calculation above.
(3) Represents equity investment asset impairment, primarily for our investments in TUI Cruises GmbH in 2021 and Grand Bahama Shipyard in 2020, as a result of the impact of COVID-19. These amounts are included in Equity investment income (loss) within our consolidated statements of comprehensive income (loss).
(4) Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(5) Represents expenses other than estimated cash refunds incurred as part of the Pullmantur S.A. reorganization.
(6) Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest, which noncontrolling interest we acquired on July 9, 2020.

EBITDA and Adjusted EBITDA for 2019 were calculated as follows (in thousands, except APCD and per APCD data):

Year Ended December 31,
2019
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,878,887
Interest income	(26,945)
Interest expense, net of interest capitalized	408,513
Depreciation and amortization expenses	1,245,942
Income tax expense (1)	32,602
EBITDA	3,538,999

Other income (2)	(8,089)
Restructuring charges and other initiatives expense	13,707
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (3)	35,239
Transaction and integration costs related to the 2018 Silversea acquisition	2,048
Non-controlling interest adjustment (4)	35,965
Adjusted EBITDA	$3,617,869
(1) Included within Other income (expense) in our consolidated statements of comprehensive income (loss).
(2) Excludes income tax expense, included in the EBITDA calculation above.
(3) Amount includes incidental costs, net of insurance recoveries of $14.5 million related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019; and $20.7 million regarding the Grand Bahama incident involving one of its drydocks, included in our equity investment income within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019.
(4) Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Heritage Cruise Holding Ltd.'s (previously known as Silversea Cruises Group Ltd.) noncontrolling interest, which noncontrolling interest we acquired on July 9, 2020.

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Year Ended December 31,
	2022	2021	2020
Total cruise operating expenses	$6,614,336	$2,657,512	2,765,108
Marketing, selling and administrative expenses	1,582,929	1,370,076	1,199,620
Gross Cruise Costs	8,197,265	4,027,588	3,964,728
Less:
Commissions, transportation and other	1,357,008	207,562	344,625
Onboard and other	596,554	116,946	157,213
Net Cruise Costs including other costs	6,243,703	3,703,080	3,462,890
Less:
Restructuring charges and other initiatives expense (1)	11,625	1,831	51,853
Net Cruise Costs	6,232,078	3,701,249	3,411,037
Less:
Fuel	1,072,567	385,322	371,015
Net Cruise Costs excluding Fuel	$5,159,511	$3,315,927	$3,040,022

APCD	41,197,650	11,767,441	8,539,903
Gross Cruise Costs per APCD	$198.97	$342.27	$464.26
Net Cruise Costs per APCD	$151.27	$314.53	$399.42
Net Cruise Costs excluding Fuel per APCD	$125.24	$281.79	$355.98
(1) Included within Marketing, selling and administrative expenses in our consolidated statements of comprehensive loss.

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD), on a Constant Currency basis:

	Year Ended December 31,
	2022	2022 On a Constant Currency Basis	2019
Total cruise operating expenses	6,614,336	$—	$6,062,765
Marketing, selling and administrative expenses	1,582,929	—	1,559,253
Gross Cruise Costs	8,197,265	8,247,096	7,622,018
Less:
Commissions, transportation and other	1,357,008	—	1,656,297
Onboard and other	596,554	—	639,782
Net Cruise Costs including other costs	6,243,703	—	5,325,939
Less:
Restructuring charges and other initiatives expense (1)	11,625	—	13,707
Integration costs related to Silversea Cruises acquisition (1)	—	—	862
Transaction costs related to Silversea Cruises acquisition (1)	—	—	1,186
Costs, net of insurance recoveries, related to the Oasis of the Seas incident (2)	—	—	14,530
Net Cruise Costs	6,232,078	6,262,111	5,295,654
Less:
Fuel	1,072,567	—	697,962
Net Cruise Costs excluding Fuel	$5,159,511	$5,189,542	$4,597,692

APCD	41,197,650	41,197,650	41,432,451
Gross Cruise Costs per APCD	$198.97	$200.18	$183.96
Net Cruise Costs per APCD	$151.27	$152.00	$127.81
Net Cruise Costs excluding Fuel per APCD	$125.24	$125.97	$110.97
(1) Included within Marketing, selling and administrative expenses in our consolidated statements of comprehensive loss.
(2) Included within Total cruise operating expenses in our consolidated statements of comprehensive loss.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
In this section, references to 2022 refer to the year ended December 31, 2022 and references to 2021 refer to the year ended December 31, 2021.
Revenues
Total revenues increased $7.3 billion, or 477.0%, to $8.8 billion in 2022 from $1.5 billion in 2021.
Passenger ticket revenues comprised 65.5% of our 2022 total revenues. Passenger ticket revenues increased by $4.9 billion, or 515.6% to $5.8 billion in 2022 from $0.9 billion in 2021 and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $129.8 million.
The remaining 34.5% of total revenues was comprised of Onboard and other revenues, which increased $2.5 billion, or 415.6% to $3.0 billion in 2022 from $591.0 million in 2021 and was partially offset by unfavorable movements in foreign currency exchange rates related to our revenue transactions denominated in currencies other than the United States dollar of $19.2 million.
The increase in total revenues was due to our return of operations, with our full fleet in service by June 2022, compared to 2021 when we began resuming guest cruise operations. Occupancy in 2022 was 85.1% compared to 49.3% in 2021.
Onboard and other revenues included concession revenues of $331.9 million in 2022 and $72.0 million in 2021.
Cruise Operating Expenses
Total Cruise operating expenses increased by $4.0 billion, or 148.9%, to $6.6 billion in 2022 from $2.7 billion in 2021.
The increase in Cruise operating expenses was driven by the return to operations in 2022, with the majority of our fleet in service compared to 2021, when the suspension of our global cruise operations was in effect. The 2022 operating expenses include the overhead costs associated with bringing our ships back to service and our crew back on board our ships. Additionally, inflationary pressures have impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2022 increased 43% per metric ton compared to 2021 mainly due to the increase in fuel price.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses increased $0.2 billion, or 15.5% to $1.6 billion in 2022 from $1.4 billion in 2021. The increase was due to the ramp up of our global sales and marketing efforts starting in the second half of 2021 as we commenced our resumption of operations. Additionally, having our full fleet in service as of June 30, 2022 increased overall expenses compared to 2021.
Depreciation and Amortization Expenses
Depreciation and amortization expenses increased $0.1 billion, or 8.8%, to $1.4 billion in 2022 compared to $1.3 billion. The increase was primarily due to the addition of Wonder of the Seas and Celebrity Beyond to our fleet in January 2022 and April 2022, respectively, and depreciation for Odyssey of the Seas and Silver Dawn, which were delivered in March 2021 and November 2021, respectively.
.Impairment and Credit Losses
Impairment and credit losses for 2022 was $0.6 million compared to $82.0 million in 2021. The decrease in impairment loss was primarily due to 2021 impairment charges of certain construction in progress projects that were reduced in scope or terminated as a result of COVID-19, which did not recur in 2022.
Other Income (Expense)
Interest expense, net of interest capitalized, increased $72.4 million, or 5.6%, to $1.4 billion in 2022 from $1.3 billion in 2021. The increase was primarily due to additional indebtedness associated with new ship deliveries.

Equity investment income for 2022 was $56.7 million compared to Equity investment Loss of $135.5 million in 2021. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2022 compared to losses in 2021.

Other (expense) income decreased $140.7 million, or 693.5%, to other expense of $120.4 million in 2022 from other income of $20.3 million in 2021. The decrease was primarily due to a loss contingency of $130.0 million recorded in connection with the ongoing Havana Docks litigation.
Other Comprehensive Income
Other comprehensive income in 2022 was $67.7 million compared to $28.5 million in 2021. The change was primarily due to Changes in defined benefits plan in 2022 of $48.9 million compared to $8.7 million in 2021.

Future Application of Accounting Standards
Refer to Note. 2 Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by (used in) operating activities increased by $2.4 billion to cash provided of $0.5 billion for the year ended December 31, 2022, compared to cash used of $1.9 billion for the same period in 2021. Our full resumption of operations in 2022 generated an increase in guest ticket and onboard collections for the twelve months ended December 31, 2022, compared to a partial resumption of operations in 2021.
Net cash used in investing activities increased by $843.0 million to cash used of $3.0 billion for the year ended December 31, 2022, compared to cash used of $2.1 billion for the same period in 2021. The increase in cash used in investing activities was primarily attributable to an increase in capital expenditures of $480.4 million due to the increased cost associated with taking delivery of Wonder of the Seas and Celebrity Beyond in 2022 compared to taking delivery of Odyssey of the Seas and Silver Dawn in 2021, and an increase in cash paid on settlement of derivative financial instruments of $281.7 million in 2022 compared to 2021.
Net cash provided by financing activities was $1.7 billion in 2022 compared to cash provided of $3.0 billion in 2021. The decrease of $1.3 billion was primarily attributable to proceeds from common stock issuances of $1.6 billion during the twelve months ended December 31, 2021, compared to none during the same period in 2022, and offset by repayments of commercial paper notes of $414.6 million during the twelve months ended December 31, 2021, compared to none during the same period in 2022.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2022, we have one Oasis-class ship, and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 22,500 berths. As of December 31, 2022, we have one Edge-class ship on order for our Celebrity Cruises brand, with a capacity of approximately 3,250 berths. Additionally, as of December 31, 2022, we have two ships on order for our Silversea Cruises brand with an aggregate capacity of approximately 1,460 berths. Refer to Item 1. Business-Operations for further information on our ships on order. We have committed financing arrangements in place covering 80% of the cost of the ship for the seven ships on order for our Global Brands, all of which include sovereign financing guarantees. Additionally, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of December 31, 2022, the aggregate cost of our ships on order, excluding any ships on order by our Partner Brands, was approximately $9.8 billion, of which we had deposited $832 million. Approximately 52.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2022. Refer to Note 16. Fair Value Measurements and Derivative Instruments and Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
We have been, and may continue to be, negatively impacted on our cash flows, liquidity and financial position by the COVID-19 pandemic. In order to preserve liquidity, we deferred a significant portion of our planned 2020, 2021 and 2022 capital expenditures. As of December 31, 2022, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $4.1 billion for 2023. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of December 31, 2022, our material cash requirements were as follows (in thousands):

	Payments due by period

	2023	2024	2025	2026	2027	Thereafter	Total
Operating Activities:
Interest on debt(1)	$1,345,729	$1,187,749	$1,036,011	$780,404	$648,639	$1,106,447	$6,104,979
Investing Activities:
Ship purchase obligations(2)	2,705,127	1,846,333	1,287,368	1,218,073	—	—	7,056,901
Total	$4,050,856	$3,034,082	$2,323,379	$1,998,477	$648,639	$1,106,447	$13,161,880
___________________________________________________________________
.
(1)    Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2022. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2022.
(2)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $5.7 billion in final contractual installments, which have committed financing covering 80% of the cost of the ships on order for our Global Brands, almost all of which include sovereign financing guarantees. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for maturities related to debt.
Refer to Note 9. Leases to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for maturities related to lease liabilities.
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
Off-Balance Sheet Arrangements.
Refer to Note 7. Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for ownership restrictions related to TUI Cruises.
Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for export credit agency guarantees.
Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for other agreements.
As of December 31, 2022, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

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
The Company continually identifies and evaluates actions to maintain adequate liquidity. These include, and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. Additionally, we will continue to pursue various opportunities to raise additional capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. Actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2022, we had approximately $7.6 billion of committed financing for our ships on order.
As of December 31, 2022, our obligations due through December 31, 2023 primarily consisted of $2.1 billion related to debt maturities, $1.3 billion related to interest on debt and $2.7 billion related to progress payments on our ship orders and, based on expected delivery date, the final installments payable due upon the delivery of Silver Nova, Icon of the Seas, and Celebrity Ascent.
As of December 31, 2022, we had liquidity of $2.9 billion, including cash and cash equivalents of $1.9 billion, $0.3 billion of undrawn revolving credit facility capacity, and a $0.7 billion commitment for a 364-day term loan facility which was terminated in February 2023 in connection with our completion of the $700 million 7.25% Priority Guaranteed Notes offering. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of December 31, 2022, which were subsequently amended in January 2023, as described in Note 8. Debt to our consolidated financial statements. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
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
Based on our assumptions and estimates and our financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements. However, there is no assurance that our assumptions and estimates are accurate as there is inherent uncertainty in our ability to predict future liquidity requirements. Refer to Note 1. General, Management’s Plan and Liquidity, to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
Debt Covenants
Our export credit facilities, our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain minimum liquidity, and under certain facilities, to maintain a minimum level of stockholders' equity. The fixed charge coverage ratio is calculated by dividing net cash from operations for the past four quarters by the sum of dividend payments plus scheduled principal debt payments in excess of any new financings for the past four quarters. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total stockholders' equity. In 2021 and 2022, the financial covenant levels were modified for 2023 and 2024. As of December 31, 2022, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.

Any further covenant waivers may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections as may be agreed with our lenders. There can be no assurance that we would be able to obtain additional waivers in a timely manner, or on acceptable terms. If we require additional waivers and are not able to obtain them or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt and derivative contracts. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding debt covenants.

Dividends
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2022, approximately 75.0% of our long-term debt was effectively fixed as compared to 65.7% as of December 31, 2021. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. During the quarter ended September 30, 2022, we redeemed our 5.25% senior unsecured notes due 2022 in full and terminated the related interest rate swap agreements, which resulted in the dedesignation of the fair value hedges and recognition of an immaterial loss representing the fair value hedge carrying amount adjustment on these notes. At December 31, 2022, there were no interest rate swap agreements for fixed-rate debt instruments.
The estimated fair value of our long-term fixed-rate debt at December 31, 2022 was $14.8 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. The fair value of our fixed to floating interest rate swap agreements was estimated to be an asset of $7.7 million as of December 31, 2021, based on the present value of expected future cash flows. A hypothetical one percentage point decrease in interest rates at December 31, 2022 would decrease the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $369.4 million.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2023 interest expense by approximately $34.8 million, assuming no change in foreign currency exchange rates.
At December 31, 2022, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2022 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$109,083	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	245,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	271,875	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	380,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	338,990	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	383,333	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$1,920,365
___________________________________________________________________

(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2022.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $383.3 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $123.3 million as of December 31, 2022 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
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
The estimated fair value, as of December 31, 2022, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $40.7 million, based on the present value of expected future cash flows. As of December 31, 2022, the aggregate cost of our ships on order, not including ships on order by our Partner Brands, was approximately $9.8 billion, of which we had deposited $0.8 billion as of such date. Approximately 52.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2022 and 2021, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2022, assuming no changes in comparative interest rates, would result in a $511.7 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €433.0 million, or approximately $461.9 million, through December 31, 2022. As of December 31, 2021, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €97.0 million, or approximately $110.3 million.
We have included net gains of approximately $63.5 million and $47.7 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2022 and 2021, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2022, we maintained an average of approximately $1.1 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2022, 2021 and 2020 changes in the fair value of the foreign currency forward contracts resulted in losses of approximately $(101.8) million, $(30.9) million and $(19.0) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $93.0 million, $24.3 million and $(1.5) million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).

Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 12.1% in 2022, 25.1% in 2021 and 16.8% in 2020. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2022, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $498.1 million, maturing through 2023. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 50% of our projected 2023 fuel requirements. The estimated fair value of our fuel swap agreements at December 31, 2022 was estimated to be a liability of $6.1 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2022 would increase our forecasted 2023 fuel cost by approximately $61.0 million, net of the impact of fuel swap agreements.

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included beginning on page F-1 of this report.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our President and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission's (the "SEC").
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Items 10, 11, 12, 13 and 14. Directors, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Director Independence; and Principal Accountant Fees and Services.
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Delinquent Section 16(a) Reports"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	2/11/2022
4.1	Agreement of Royal Caribbean Cruises Ltd. to furnish certain debt instruments to the Securities and Exchange Commission*
4.2	Description of the Company's Securities	10-K	4.1	12/31/2020
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.3	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015
10.4	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.5	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.6	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.2	11/19/2015
10.7	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.8	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.9	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.10	First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto	10-K	10.20	12/31/2018
10.11	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017
10.12	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.13	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.14	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018
10.15	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.16	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.17	Icon 3 Hull No. 1402 Credit Agreement, dated as of December 18, 2019, between Royal Caribbean Cruises Ltd., as the Borrower, KfW IPEX-Bank GmbH, as Facility Agent CIRR Agent, Documentation Agent, Hermes Agent, Initial Mandated Lead Arranger and Sole Bookrunner, and the Lenders and Residual Risk Guarantors from time to time party thereto	8-K	10.1	12/20/2019
10.18	Term Loan Agreement, dated as of March 23, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall be party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for the lender parties and as collateral agent for the secured parties	8-K	10.1	3/23/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.19	Third Amendment Agreement to a Credit Agreement, dated as of 13 November 2015 (as amended and restated from time to time) “Spectrum of the Seas” – ex Hull No. S-700, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.2	4/10/2020
10.20	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Apex (ex hull no. K34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Bank, as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.2	5/4/2020
10.21	Fourth Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.3	5/4/2020
10.22	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020
10.23	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Apex (ex hull no. K34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.6	8/3/2020
10.24	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Symphony of the Seas (ex hull no. B34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.7	8/3/2020
10.25	Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) in respect of “Odyssey of the Seas” – Hull S-713, dated 30 April 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers.	10-Q	10.15	8/10/2020
10.26	Amendment Letter, dated May 11, 2020 in respect of the Icon 3 Hull No. 1402 credit agreement, dated 18 December 2019 between the Company, the lenders and residual risk guarantors party thereto, and KfW IPEX-Bank GmbH as facility agent, CIRR agent, documentation agent, Hermes agent, initial mandated lead arranger and sole bookrunner.	10-Q	10.16	8/10/2020
10.27	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 5 (ex. hull no. C34), dated August 29, 2020, among the Company, Hibisyeu Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.12	11/4/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.28	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 6 (ex. hull no. A35), dated August 29, 2020, among the Company, Palmeraie Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.13	11/4/2020
10.29	Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Apex (ex hull no. K34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders	10-K	10.69	12/31/2020
10.30	Sixth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of October 30, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe PLC, UK Branch, the mandated lead arrangers listed therein and the banks and financial institutions party thereto as lenders	10-K	10.72	12/31/2020
10.31	Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated November 13, 2020, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the banks and financial institutions party thereto and the mandated lead arrangers	10-K	10.75	12/31/2020
10.32	Supplemental Agreement relating to Hull No. A35 at Chantiers de l’Atlantique, dated November 13, 2020, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, the mandated lead arrangers and the banks and financial institutions party thereo	10-K	10.76	12/31/2020
10.33	Amendment No. 4 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.80	12/31/2020
10.34	Amendment No. 4 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.83	12/31/2020
10.35	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 1—Hull 1400, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.4	2/18/2021
10.36	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 2—Hull 1401, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.5	2/18/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.37	Amendment No. 1 in connection with the Credit Agreement in respect of Icon 3—Hull 1402, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arranger and sole book runner and the banks and financial institutions listed therein as lenders and residual risk guarantors	8-K	10.6	2/18/2021
10.38	Amendment No. 5 in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.5	2/23/2021
10.39	Amendment No. 5 in connection with the Credit Agreement in respect of “SPECTRUM OF THE SEAS” – Hull S-700, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.7	2/23/2021
10.40	Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY APEX” (ex. Hull K34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.12	2/23/2021
10.41	Amendment Agreement in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.15	2/23/2021
10.42	Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	8-K	10.1	3/16/2021
10.43	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 1” - Hull 1400, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.1	3/19/2021
10.44	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 2” - Hull 1401, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.2	3/19/2021
10.45	Amendment No. 2 in connection with the Credit Agreement in respect of “ICON 3” - Hull 1402, dated as of March 18, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, KfW IPEX-Bank GmbH as the mandated lead arranger, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.3	3/19/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.46	Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.	10-Q	10.1	9/30/2021
10.47	Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.4	9/30/2021
10.48	Amendment No. 7 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.1	12/28/2021
10.49	Amendment No. 6 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.5	12/28/2021
10.50	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.13	12/28/2021
10.51	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.14	12/28/2021
10.52	Amendment No. 3 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.15	12/28/2021
10.53	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.17	12/28/2021
10.54	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.19	12/28/2021
10.55	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto	8-K	10.20	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.56	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hibisyeu Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.21	12/28/2021
10.57	Hull C34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., Sumitomo Mitsui Banking Corporation Limited (Paris Branch), Citibank Europe plc (UK Branch), and the banks and financial institutions as lender parties thereto	10-K	10.142	12/31/2021
10.58	Amendment No. 5 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.	10-Q	10.1	6/30/2022
10.59	Amendment No. 5 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.	10-Q	10.2	6/30/2022
10.60	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.9	6/30/2022
10.61	Amendment No. 6 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.12	6/30/2022
10.62	Amendment No. 6 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.13	6/30/2022
10.63	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.	10-Q	10.14	6/30/2022
10.64	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.15	6/30/2022
10.65	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.16	6/30/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.66	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto.	10-Q	10.17	6/30/2022
10.67	Amendment No. 8 in connection with the Credit Agreement in respect of Oasis of the Seas - Hull 1363, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and BNP Paribas Fortis SA/NV.	10-Q	10.18	6/30/2022
10.68	Amendment No. 8 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.21	6/30/2022
10.69	Amendment No. 7 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.27	6/30/2022
10.70	Amendment to Term Loan Agreement, dated as of September 19, 2022, among Royal Caribbean Cruises Ltd., as the Borrower, the various financial institutions party thereto and Bank of America, N.A.	10-Q	10.1	9/30/2022
10.71	LIBOR Replacement Amendment to Term Loan Agreement, dated as of September 19, 2022, between Royal Caribbean Cruises Ltd., as the Borrower and Bank of America, N.A., as Administrative Agent.	10-Q	10.2	9/30/2022
10.72
$1,925M Amended and Restated Credit Agreement, dated as of January 12, 2023, by and among the Company, the various financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.73
$1,110M Amended and Restated Credit Agreement, dated as of January 12, 2023, by and among the Company, the various financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.*

10.74	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended) †	10-K	10.17	12/31/2016
10.75	Amended and Restated 2008 Equity Incentive Plan †	8-K	10.1	6/3/2022
10.76	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants †	10-K	10.23	12/31/2013
10.77	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement— Executive Officer Grants (Non-Vesting Into Retirement) †	10-Q	10.7	9/30/2017
10.78	Form of 2008 Equity Incentive Plan Restricted Stock Unit Agreement—Director Grants †	10-K	10.31	12/31/2010
10.79	Form of 2008 Equity Incentive Plan Performance Shares Agreement †	10-K	10.27	12/31/2014
10.80	Form of 2008 Equity Incentive Plan Performance-Based Restricted Shares Agreement †	10-K	10.26	12/31/2015
10.81	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty †	10-Q	10.2	6/30/2013
10.82	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley †	10-Q	10.3	6/30/2015

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.83	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and Mr. Liberty) †	10-K	10.33	12/31/2014
10.84	Employment Agreement dated as of August 3, 2015, by and between Celebrity Cruises Inc. and Lisa Lutoff-Perlo †	10-K	10.31	12/31/2016
10.85	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara †	10-K	10.26	2/25/2013
10.86	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Kulovaara and Liberty) †	10-K	10.33	12/31/2014
10.87	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan †	10-Q	10.4	6/30/2015
10.88	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	8-K	10.3	12/8/2005
10.89	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2006
10.90	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2007
10.91	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-Q	10.1	9/30/2008
10.92	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.38	12/31/2008
10.93	Cruise Policy for Members of the Board of Directors of the Company	10-K	10.35	12/31/2013
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Faegre Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Naftali Holtz required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Jason T. Liberty and Naftali Holtz pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
*    Filed herewith
**    Furnished herewith
† Management contract or compensatory plan or arrangement.

Interactive Data File

101	The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:
	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020;
	(ii)	the Consolidated Balance Sheets at December 31, 2022, and 2021;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2022, 2021 and 2020; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2023.

/s/ JASON T. LIBERTY
Jason T. Liberty Director and Chief Executive Officer (Principal Executive Officer)

/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
Richard D. Fain Chairman of the Board

*
John F. Brock Director

*
Stephen R. Howe Jr. Director

*
William L. Kimsey Director

*
Maritza G. Montiel Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director

*
Amy C. McPherson Director

*
Michael O. Leavitt Director

*By:	/s/ NAFTALI HOLTZ
Naftali Holtz, as Attorney-in-Fact

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Notes 2 and 1 to the consolidated financial statements, effective January 1, 2022, the Company changed the manner in which it accounts for convertible notes and effective October 1, 2021, the Company changed the manner in which it accounts for the consolidation of Silversea Cruises.

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

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the resulting effects of the COVID-19 pandemic are having a material negative impact on the Company's operating cash flows and liquidity. Management's evaluation of these events and conditions and management's plan to mitigate these matters are also described in Note 1.

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

Liquidity – Impact of COVID-19

As described in Note 1 to the consolidated financial statements, management believes the resulting effects of the COVID-19 pandemic are having a material negative impact on the Company’s operating cash flows and liquidity. Management has taken measures to manage liquidity, including the issuance of debt and shares of common stock, the amendment of credit agreements to defer payments, and the modification of covenant requirements and waivers. The principal assumptions used in management’s estimate of future liquidity consisted of (i) the expected timing of cash collections for cruise bookings; (ii) the expected sustained increase in revenue per available passenger cruise day; (iii) the expected increase in occupancy levels to reach historical levels; and (iv) the inflationary increases to the Company’s operating costs, mostly impacting the expected cost of fuel and food. Based on management’s actions, as well as the Company’s present financial condition and the assumptions on liquidity, management believes they have sufficient liquidity to fund their obligations for at least the next twelve months from the issuance of the financial statements.

The principal considerations for our determination that performing procedures relating to the impact of COVID 19 on the Company’s liquidity is a critical audit matter are the significant judgment by management when developing the estimate of future liquidity; this in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s estimate of future liquidity and assumptions related to (i) the expected timing of cash collections for cruise bookings; (ii) the expected sustained increase in revenue per available passenger cruise day; (iii) the expected increase in occupancy levels to reach historical levels, and (iv) the inflationary increases to the Company’s operating costs, mostly impacting the expected cost of fuel and food.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of future liquidity. These procedures also included, among others, (i) testing management’s process for estimating future liquidity for the twelve months after the date the financial statements are issued; (ii) testing the completeness and accuracy of underlying data used in the estimate; (iii) evaluating the reasonableness of the significant assumptions used by management related to the expected timing of cash collections for cruise bookings, the expected sustained increase in revenue per available passenger cruise day, the expected increase in occupancy levels to reach historical levels, and the inflationary increases to the Company’s operating costs, mostly impacting the expected cost of fuel and food; and (iv) evaluating management’s estimate of future liquidity and their disclosure in the consolidated financial statements regarding having sufficient liquidity to satisfy the Company’s obligations for at least the next twelve months from the issuance of the financial statements. Evaluating management’s assumptions related to the expected timing of cash collections for cruise bookings, the expected sustained increase in revenue per available passenger cruise day, the expected increase in occupancy levels to reach historical levels, and the inflationary increases to the Company’s operating costs, mostly impacting the expected cost of fuel and food involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Company; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

Impairment Assessments – Silversea Cruises Reporting Unit Goodwill and Trade Name

As described in Notes 2, 4 and 5 to the consolidated financial statements, as of December 31, 2022 the Company’s consolidated goodwill balance was $809 million and the indefinite-life intangible assets balance was $321 million, and the goodwill and trade name associated with the Silversea Cruises reporting unit and trade name was $509 million and $319 million, respectively. Management reviews goodwill and indefinite-life intangible assets for impairment at the reporting unit level and asset level, respectively, annually or, when events or circumstances dictate, more frequently. The quantitative impairment assessment consists of a comparison of the fair value of the reporting unit or asset with its carrying value. Fair value is estimated by management using a discounted cash flow model in combination with a market-based valuation approach for reporting units and a relief-from-royalty method for trade names. Management’s principal assumptions for the Silversea Cruises reporting unit and trade name were forecasted revenues per available passenger cruise day, occupancy rates from existing and expected ship deliveries, vessel operating expenses, terminal growth rate, royalty rate, and weighted average cost of capital (i.e., discount rate).

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Silversea Cruises reporting unit goodwill and trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues per available passenger cruise day, occupancy rates from existing and expected ship deliveries, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, vessel operating expenses for the goodwill impairment assessment and the royalty rate for the trade name impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and trade name impairment assessments, including controls over the valuation of the Silversea Cruises reporting unit and trade name. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted future cash flow model and relief-from-royalty method; (iii) testing the completeness and accuracy of underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues per available passenger cruise day, occupancy rates from existing and expected ship deliveries, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, vessel operating expenses for the goodwill impairment assessment and the royalty rate for the trade name impairment assessment. Evaluating management’s assumptions related to forecasted revenues per available passenger cruise day, occupancy rates from existing and expected ship deliveries, vessel operating expenses and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and the Silversea Cruises brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of (i) the Company’s discounted cash flow model and relief-from-royalty method, and (ii) the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 23, 2023

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Passenger ticket revenues	$5,793,492	$941,175	$1,504,569
Onboard and other revenues	3,047,048	590,958	704,236
Total revenues	8,840,540	1,532,133	2,208,805
Cruise operating expenses:
Commissions, transportation and other	1,357,008	207,562	344,625
Onboard and other	596,554	116,946	157,213
Payroll and related	1,287,801	838,088	788,273
Food	653,139	164,389	161,750
Fuel	1,072,567	385,322	371,015
Other operating	1,647,267	945,205	942,232
Total cruise operating expenses	6,614,336	2,657,512	2,765,108
Marketing, selling and administrative expenses	1,582,929	1,370,076	1,199,620
Depreciation and amortization expenses	1,406,689	1,292,878	1,279,254
Impairment and credit losses	562	82,001	1,566,380
Operating Loss	(763,976)	(3,870,334)	(4,601,557)
Other income (expense):
Interest income	35,857	16,773	21,036
Interest expense, net of interest capitalized	(1,364,162)	(1,291,753)	(844,238)
Equity investment income (loss)	56,695	(135,469)	(213,286)
Other (expense) income (1)	(120,376)	20,284	(137,085)
	(1,391,986)	(1,390,165)	(1,173,573)
Net Loss	(2,155,962)	(5,260,499)	(5,775,130)
Less: Net Income attributable to noncontrolling interest	—	—	22,332
Net Loss attributable to Royal Caribbean Cruises Ltd.	$(2,155,962)	$(5,260,499)	$(5,797,462)
Loss per Share:
Basic	$(8.45)	$(20.89)	$(27.05)
Diluted	$(8.45)	$(20.89)	$(27.05)
Comprehensive Loss
Net Loss	$(2,155,962)	$(5,260,499)	$(5,775,130)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,295	15,703	40,346
Change in defined benefit plans	48,914	8,707	(19,984)
Gain on cash flow derivative hedges	8,462	4,046	38,010
Total other comprehensive income	67,671	28,456	58,372
Comprehensive Loss	$(2,088,291)	$(5,232,043)	$(5,716,758)
Less: Comprehensive Income attributable to noncontrolling interest	—	—	22,332
Comprehensive Loss attributable to Royal Caribbean Cruises Ltd.	$(2,088,291)	$(5,232,043)	$(5,739,090)
    ____________________________________________________________
(1) Including a $62.6 million net loss related to the 2021 elimination of the Silversea Cruises reporting lag for the year ended December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2022	2021
	(in thousands, except share data)
Assets
Current assets
Cash and cash equivalents	$1,935,005	$2,701,770
Trade and other receivables, net of allowances of $11,612 and $13,411 at December 31, 2022 and December 31, 2021, respectively	531,066	408,067
Inventories	224,016	150,224
Prepaid expenses and other assets	455,836	286,026
Derivative financial instruments	59,083	54,184
Total current assets	3,205,006	3,600,271
Property and equipment, net	27,546,445	25,907,949
Operating lease right-of-use assets	537,559	542,128
Goodwill	809,277	809,383
Other assets, net of allowances of $71,614 and $86,781 at December 31, 2022 and December 31, 2021, respectively	1,678,074	1,398,624
Total assets	$33,776,361	$32,258,355
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$2,087,711	$2,243,131
Current portion of operating lease liabilities	79,760	68,922
Accounts payable	646,727	545,978
Accrued interest	388,828	251,974
Accrued expenses and other liabilities	1,071,129	887,575
Derivative financial instruments	131,312	127,236
Customer deposits	4,167,997	3,160,867
Total current liabilities	8,573,464	7,285,683
Long-term debt	21,303,480	18,847,209
Long-term operating lease liabilities	523,006	534,726
Other long-term liabilities	507,599	505,181
Total liabilities	30,907,549	27,172,799
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 283,257,102 and 282,703,246 shares issued, December 31, 2022 and December 31, 2021, respectively)	2,832	2,827
Paid-in capital	7,284,852	7,557,297
(Accumulated deficit) retained earnings	(1,707,429)	302,276
Accumulated other comprehensive loss	(643,214)	(710,885)
Treasury stock (28,018,385 and 27,882,987 common shares at cost, December 31, 2022 and December 31, 2021, respectively)	(2,068,229)	(2,065,959)
Total shareholders' equity	2,868,812	5,085,556
Total liabilities and shareholders’ equity	$33,776,361	$32,258,355

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Operating Activities
Net Loss	$(2,155,962)	$(5,260,499)	$(5,775,130)
Adjustments:
Depreciation and amortization	1,406,689	1,292,878	1,279,254
Impairment and credit losses	562	82,001	1,566,380
Net deferred income tax benefit	(21,576)	(42,979)	(8,791)
Loss (gain) on derivative instruments not designated as hedges	99,985	(1,492)	49,316
Share-based compensation expense	36,116	63,638	39,779
Equity investment (income) loss	(56,695)	135,469	213,286
Amortization of debt issuance costs	148,790	125,116	89,442
Amortization of debt discounts and premiums	13,978	123,439	66,776
Loss on extinguishment of debt	93,810	138,759	41,109
Currency translation adjustment losses	—	—	69,044
Change in fair value of contingent consideration	—	—	(45,126)
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(234,348)	(181,707)	121,055
(Increase) decrease in inventories	(73,792)	(34,527)	27,077
(Increase) decrease in prepaid expenses and other assets	(153,196)	(152,071)	295,876
Increase (decrease) in accounts payable	74,657	188,518	(133,815)
Increase (decrease) in accrued interest	136,855	(694)	182,578
Increase (decrease) in accrued expenses and other liabilities	215,981	235,446	(180,479)
Increase (decrease) in customer deposits	1,007,129	1,426,647	(1,643,560)
Other, net	(57,126)	(15,757)	14,276
Net cash provided by (used in) operating activities	481,857	(1,877,815)	(3,731,653)
Investing Activities
Purchases of property and equipment	(2,710,063)	(2,229,704)	(1,965,131)
Cash received on settlement of derivative financial instruments	52,550	44,492	15,874
Cash paid on settlement of derivative financial instruments	(355,909)	(74,249)	(161,335)
Investments in and loans to unconsolidated affiliates	—	(70,228)	(100,609)
Cash received on loans to unconsolidated affiliates	18,650	31,334	21,086
Proceeds from the sale of property and equipment and other assets	421	176,039	27,796
Other, net	6,585	(22,423)	(16,247)
Net cash used in investing activities	(2,987,766)	(2,144,739)	(2,178,566)
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Financing Activities
Debt proceeds	9,787,166	4,467,789	13,547,189
Debt issuance costs	(251,888)	(201,698)	(374,715)
Repayments of debt	(7,728,568)	(2,296,990)	(3,845,133)
Premium on repayment of debt	(49,367)	(135,372)	—
Proceeds from issuance of commercial paper notes	—	—	6,765,816
Repayments of commercial paper notes	—	(414,570)	(7,837,635)
Dividends paid	—	—	(326,421)
Proceeds from common stock issuances	—	1,621,860	1,431,375
Other, net	(16,370)	(442)	(10,688)
Net cash provided by financing activities	1,740,973	3,040,577	9,349,788
Effect of exchange rate changes on cash	(1,829)	(727)	1,167
Net (decrease) increase in cash and cash equivalents	(766,765)	(982,704)	3,440,736
Cash and cash equivalents at beginning of year	2,701,770	3,684,474	243,738
Cash and cash equivalents at end of year	$1,935,005	$2,701,770	$3,684,474
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$959,907	$834,245	$418,164
Non-Cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$—	$16,000	$53,419
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$33,853	$14,097	$16,189
Acquisition of property and equipment from assumed debt	$277,000	$—	$—
Non-Cash Financing Activities
Purchase of Silversea Cruises non-controlling interest	$—	$—	$592,313
Termination of Silversea Cruises contingent consideration obligation	$—	$—	$16,564
Common stock issuances pending cash settlement and included in trade receivables	$—	$—	$121,352
Debt related to acquisition of property and equipment	$277,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
	(in thousands, except per share data)
Balances at January 1, 2020	$2,365	$3,493,959	$11,523,326	$(797,713)	$(2,058,091)	$12,163,846
Activity related to employee stock plans	9	29,750	—	—	—	29,759
Common stock issuance	226	1,552,500	—	—	—	1,552,726
Equity component of convertible notes, net of issuance costs	—	307,640	—	—	—	307,640
Acquisition of Silversea non-controlling interest	52	608,825	—	—	—	608,877
Common stock dividends, $0.78 per share	—	—	(163,089)	—	—	(163,089)
Changes related to cash flow derivative hedges	—	—	—	38,010	—	38,010
Change in defined benefit plans	—	—	—	(19,984)	—	(19,984)
Foreign currency translation adjustments	—	—	—	40,346	—	40,346
Purchases of treasury stock	—	5,900	—	—	(5,900)	—
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(5,797,462)	—	—	(5,797,462)
Balances at December 31, 2020	$2,652	$5,998,574	$5,562,775	$(739,341)	$(2,063,991)	$8,760,669
Activity related to employee stock plans	5	62,991	—	—	—	62,996
Common stock issuance	170	1,495,732	—	—	—	1,495,902
Changes related to cash flow derivative hedges	—	—	—	4,046	—	4,046
Change in defined benefit plans	—	—	—	8,707	—	8,707
Foreign currency translation adjustments	—	—	—	15,703	—	15,703
Purchases of treasury stock	—	—	—	—	(1,968)	(1,968)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(5,260,499)	—	—	(5,260,499)
Balances at December 31, 2021	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$5,085,556
Activity related to employee stock plans	5	35,195	37	—	—	35,237
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(307,640)	146,220	—	—	(161,420)
Changes related to cash flow derivative hedges	—	—	—	8,462	—	8,462
Change in defined benefit plans	—	—	—	48,914	—	48,914
Foreign currency translation adjustments	—	—	—	10,295	—	10,295
Purchases of treasury stock	—	—	—	—	(2,270)	(2,270)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(2,155,962)	—	—	(2,155,962)
Balances at December 31, 2022	$2,832	$7,284,852	$(1,707,429)	$(643,214)	$(2,068,229)	$2,868,812

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined 64 ships as of December 31, 2022. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Management's Plan and Liquidity
As a result of the global pandemic impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021, with our full fleet in service by June 2022.
As part of our liquidity management, we rely on estimates of our future liquidity which include numerous assumptions that are subject to various risks and uncertainties. The principal assumptions used to estimate our future liquidity consist of:
•Expected timing of cash collections for cruise bookings;
•Expected sustained increase in revenue per available passenger cruise day;
•Expected increase in occupancy levels, reaching historical levels in late spring of 2023; and
•Inflationary increases to our operating costs, mostly impacting the expected cost of fuel and food as compared to 2019.
The resulting effects of the COVID-19 pandemic are having a material negative impact on our operating cash flows and liquidity. We believe we have made reasonable estimates and judgments of the impact of these events to our consolidated financial statements; however, there can be no assurance the estimates and assumptions of our future liquidity requirements will be realized, and actual results could vary materially. We have taken proactive measures to manage our liquidity, including issuing debt and shares of our common stock, amending credit agreements to defer payments (see Note 8. Debt ), obtaining relevant modification of covenant requirements and waivers (see Note 8. Debt ), and during the pause, reducing operating expenses and capital expenditures.
As of December 31, 2022, we had liquidity of $2.9 billion, including $0.3 billion of undrawn revolving credit facility capacity, $1.9 billion in cash and cash equivalents and a $0.7 billion commitment for a 364-day term loan facility which was terminated in February 2023 upon issuance of our $700 million aggregate principal amount of 7.25% Priority Guaranteed Notes. Our revolving credit facilities were utilized through a combination of amounts drawn and letters of credit issued under the facilities as of December 31, 2022, which were subsequently amended in January 2023, as described in Note 8. Debt to our consolidated financial statements.
Based on our actions, as well as our present financial condition and the aforementioned assumptions on liquidity, we believe that we have sufficient liquidity to fund our obligations for at least the next twelve months from the issuance of the financial statements. As of December 31, 2022, we were in compliance with our financial covenants and we estimate we will be in compliance for the next twelve months. Refer to Note 8. Debt for further information regarding refinancing transactions, and the applicable financial covenants.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation and amortization. Improvement costs that we believe add value to our ships are capitalized as additions to the ship, the useful lives of the improvements are estimated and

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship, and the replaced assets are disposed of on a net cost basis. In addition, we capitalize interest on borrowings during the active construction period of capital projects. Capitalized interest is added to the cost of the assets and depreciated over the estimated useful lives of the assets. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized in Cruise operating expenses. Liquidated damages received from shipyards as a result of the late delivery of a new ship are recorded as reductions to the cost basis of the ship.
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
We review long-lived assets, including right-of-use assets for impairment whenever events or changes in circumstances indicate, based on estimated undiscounted future cash flows, that the carrying value of these assets may not be fully recoverable. For purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. The lowest level for which we maintain identifiable cash flows that are independent of the cash flows of other assets and liabilities is at the ship level for our ships. If estimated future cash flows are less than the carrying value of an asset, an impairment charge is recognized to the extent its carrying value exceeds fair value. Refer to Note 6. Property and Equipment for further information on determination of fair value for long-lived assets.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
Goodwill
Goodwill represents the excess of cost over the fair value of net tangible and identifiable intangible assets acquired. We review goodwill for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. We may first perform a qualitative assessment to determine whether it is more likely than not that a reporting unit is impaired. When assessing goodwill for impairment, our decision to perform a qualitative assessment for an individual reporting unit is influenced by a number of factors, including the carrying value of the reporting unit's goodwill, the significance of the excess of the reporting unit's estimated fair value over carrying value at the last quantitative assessment date, macroeconomic conditions, market conditions and our operating performance.
If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using an income approach, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, interest rates, ship additions and retirements as well as regarding the cruise vacation industry's competitive environment and general economic and business conditions. The principal assumptions used in the discounted cash flow model for our 2022 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing and expected ship deliveries, (iii) vessel operating expenses, (iv) terminal growth rate, and (v) weighted average cost of capital (i.e., discount rate). The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the discounted cash flows model for our 2022 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing and expected ship deliveries, (iii) terminal growth rate; (iv) royalty rate; and (v) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives.
Contingencies — Litigation
On an ongoing basis, we assess the potential liabilities related to any lawsuits or claims brought against us. While it is typically difficult to determine the timing and ultimate outcome of such actions, we use our best judgment to determine if it is probable that we will incur an expense related to the settlement or final adjudication of such matters and whether a reasonable estimation of such probable loss, if any, can be made. In assessing probable losses, we take into consideration estimates of the amount of insurance recoveries, if any, which are recorded as assets when recoverability is probable. We accrue a liability, including legal costs, when we believe a loss is probable and the amount of loss can be reasonably estimated. Due to the inherent uncertainties related to the eventual outcome of litigation and potential insurance recoveries, it is possible that certain matters may be resolved for amounts materially different from any provisions or disclosures that we have previously made.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Media advertising was $380.2 million, $303.2 million and $138.1 million, and brochure, production and direct mail costs were $129.4 million, $88.9 million and $69.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation or investment. In certain hedges of our net investment in foreign operations and investments, we exclude forward points from the assessment of hedge effectiveness and amortize the related amounts directly into earnings.
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
Foreign Currency Translations and Transactions
We translate assets and liabilities of our foreign subsidiaries whose functional currency is the local currency, at exchange rates in effect at the balance sheet date. We translate revenues and expenses at weighted-average exchange rates for the period. Equity is translated at historical rates and the resulting foreign currency translation adjustments are included as a component of Accumulated other comprehensive loss, which is reflected as a separate component of Shareholders' equity. Exchange gains or losses arising from the remeasurement of monetary assets and liabilities denominated in a currency other than the functional currency of the entity involved are immediately included in our earnings, except for certain liabilities that have been designated to act as a hedge of a net investment in a foreign operation or investment. Exchange gains (losses) were $93.0 million, $24.3 million and $(1.5) million for the years ended December 31, 2022, 2021 and 2020, respectively, and were recorded within

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other income (expense). The majority of our transactions are settled in United States dollars. Gains or losses resulting from transactions denominated in other currencies are recognized in income at each balance sheet date.
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business and, to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including but not limited to counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies, many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2022 and December 31, 2021, we had counterparty credit risk exposure under our derivative instruments of $103.3 million and $1.9 million, respectively, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
Loss Per Share
Basic loss per share is computed by dividing Net Loss attributable to Royal Caribbean Cruises Ltd. by the weighted-average number of shares of common stock outstanding during each period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities.
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
Adoption of Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. We adopted the new guidance during 2022. The impact to our consolidated financial statements, if any, will be dependent on the timing and terms of any future contract modifications related to a change in reference rate.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815") or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022 we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $161.4 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $307.6 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146.2 million to increase retained earnings.
Recent Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. We are currently evaluating the impact of the new guidance on our consolidated financial statement disclosures, although we do not expect the impact to be material.
Reclassifications
For the year ended December 31, 2022, we no longer separately presented Dividends received from unconsolidated affiliates in our consolidated statements of cash flows. As a result, certain immaterial amounts presented in prior periods were reclassified to Other, net within Operating Activities to conform to the current year presentation.
Note 3. Revenue
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from two to 19 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $638.8 million, $104.8 million and $125.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues by itinerary
North America(1)	$5,716,169	$1,039,783	$1,342,429
Asia/Pacific	372,237	128,348	411,865
Europe	1,754,205	180,256	18,604
Other Regions(2)	539,680	77,985	241,590
Total revenues by itinerary	8,382,291	1,426,372	2,014,488
Other revenues(3)	458,249	105,761	194,317
Total revenues	$8,840,540	$1,532,133	$2,208,805
(1) Includes the United States, Canada, Mexico and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South and Latin American countries.
(3) Includes revenues primarily related to cancellation fees, vacation protection insurance and pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 7. Other Assets for more information on our unconsolidated affiliates.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2022, 2021 and 2020, our guests were sourced from the following areas:

	Year Ended December 31,
	2022	2021	2020
Passenger ticket revenues:
United States	75%	76%	67%
All other countries (1)	25%	24%	33%
(1) No other individual country's revenue exceeded 10% for the years ended December 31, 2022, 2021 and 2020.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $1.8 billion and $0.8 billion as of December 31, 2022 and December 31, 2021, respectively.
We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”). As of December 31, 2022, our customer deposit balance includes approximately $0.5 billion of unredeemed FCCs. Given the uncertainty of travel demand caused by COVID-19 and lack of comparable historical experience of FCC redemptions, we are unable to estimate the number of FCCs that will not be used in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

voyage. In addition, we have receivables due from concessionaires onboard our vessels. These receivables are included within Trade and other receivables, net in our consolidated balance sheets.
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. One of our processors currently holds a portion of our customer deposits in reserve until the sailings takes place or the funds are refunded to the customer. As of December 31, 2022, the cash reserve held by the processor was approximately $133.0 million and was reported within Trade and other receivables, net.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2022 and 2021, our contract assets were $167.9 million and $52.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions were $98.4 million and $75.4 million as of December 31, 2022 and 2021, respectively. Substantially all of our prepaid travel advisor commissions at December 31, 2021 were expensed and reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss during the year ended December 31, 2022.
Note 4. Goodwill
As of November 30, 2022, we performed our annual goodwill impairment review and determined there was no impairment for goodwill for the Silversea Cruises and Royal Caribbean International reporting units.
In respect to the Silversea Cruises reporting unit, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 26%, as of November 30, 2022. We did not perform interim impairment evaluations during the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 as no triggering events were identified. We used a discounted cash flow model in combination with a market-based valuation approach for the Silversea reporting unit. This requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support our Silversea Cruises reporting unit goodwill impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing and expected ship deliveries;
•Vessel operating expenses;
•Terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate)
We determined the Silversea Cruises reporting unit carrying value exceeded its fair value as of March 31, 2020. Accordingly, we recognized a goodwill impairment loss of $576.2 million during the quarter ended March 31, 2020. As of November 30, 2021, we performed our annual goodwill impairment review and determined no incremental impairment losses existed.
For the Royal Caribbean International reporting unit, we performed a qualitative assessment to determine whether it was more-likely-than not that our Royal Caribbean International reporting unit's fair value was less than its carrying amount. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean International reporting unit exceeded its carrying value. We did not perform interim impairment evaluations during the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 as no triggering events were identified.
The carrying value of goodwill attributable to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises reporting units and the changes in such balances during the years ended December 31, 2022 and 2021 were as follows (in thousands):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2020	$296,576	$4,326	$508,578	$809,480
Foreign currency translation adjustment	(97)	—	—	(97)
Balance at December 31, 2021	296,479	4,326	508,578	809,383
Foreign currency translation adjustment	(106)	—	—	(106)
Balance at December 31, 2022	$296,373	$4,326	$508,578	$809,277
Note 5. Intangible Assets
Intangible assets consist of finite and indefinite life assets and are reported within Other assets in our consolidated balance sheets.
As of November 30, 2022, we performed our annual trade name impairment review and determined no incremental impairment losses existed at the date of this annual assessment. We determined the fair value of the Silversea Cruises trade name exceeded its carrying value by approximately 25% at the date of this annual assessment. We did not perform interim impairment evaluations during the quarters ended March 31, 2022, June 30, 2022, and September 30, 2022 as no triggering events were identified.
The determination of our trade name fair values using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises trade name impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing and expected ship deliveries;
•Terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
We determined the Silversea Cruises trade name carrying value exceeded its fair value as of March 31, 2020. Accordingly, we recognized an impairment charge of $30.8 million for the quarter ended March 31, 2020. As of November 30, 2021, we performed our annual trade name impairment review and determined no incremental impairment losses existed.
The following is a summary of our intangible assets as of December 31, 2022 (in thousands, except weighted average amortization period):

	As of December 31, 2022
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	10.6	$97,400	$28,679	$—	$68,721
Galapagos operating license	21.6	47,669	11,487	—	36,182
Other finite-life intangible assets	0	11,560	11,560	—	—
Total finite-life intangible assets		156,629	51,726	—	104,903
Indefinite-life intangible assets (1)		352,275	—	30,800	321,475
Total intangible assets, net		$508,904	$51,726	$30,800	$426,378
(1) Primarily relates to the Silversea Cruises trade name representing approximately $318.7 million.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of our intangible assets as of December 31, 2021 (in thousands, except weighted average amortization period):

	As of December 31, 2021
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	11.6	$97,400	$22,186	$—	$75,214
Galapagos operating license	22.6	47,669	9,802	—	37,867
Other finite-life intangible assets	0	11,560	11,560	—	—
Total finite-life intangible assets		156,629	43,548	—	113,081
Indefinite-life intangible assets (1)		352,275	—	30,800	321,475
Total intangible assets, net		$508,904	$43,548	$30,800	$434,556
(1) Primarily relates to the Silversea Cruises trade name representing approximately $318.7 million.
The estimated future amortization for finite-life intangible assets for each of the next five years is as follows (in thousands):

Year
2023	$8,179
2024	$8,179
2025	$8,179
2026	$8,179
2027	$8,179

Note 6. Property and Equipment
Property and equipment consists of the following (in thousands):

	As of December 31,
	2022	2021
Ships	$34,343,826	$31,357,703
Ship improvements	2,367,289	2,152,457
Ships under construction	1,060,736	1,180,486
Land, buildings and improvements, including leasehold improvements and port facilities	771,739	746,785
Computer hardware and software, transportation equipment and other	1,531,837	1,650,249
Total property and equipment	40,075,427	37,087,680
Less—accumulated depreciation and amortization(1)	(12,528,982)	(11,179,731)
	$27,546,445	$25,907,949
(1)Amount includes accumulated depreciation and amortization for assets in service.
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $64.1 million, $58.8 million, and $59.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January of 2022 and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively. Refer to Note 8. Debt for further information on the financings for Wonder of the Seas and Celebrity Beyond. In our consolidated statement of cash flows for the year ended December 31, 2022, the acceptance of the ships and satisfaction of our obligations under the shipbuilding contract were classified as outflows and constructive disbursements within Investing Activities while the amounts novated and effectively advanced from our lenders under our previously committed financing arrangements were classified as inflows and constructive receipts within Financing Activities.
In July 2022, we purchased the Silver Endeavour for our Silversea Cruises brand for $277 million, including transaction fees. The ship entered service during the fourth quarter of 2022. For information regarding the financing of the ship, refer to Note 8. Debt.
During 2021, we took delivery of Odyssey of the Seas and Silver Dawn. The November 2021 delivery and related financing for the Silver Dawn was reported in our consolidated financial statements as of and for the year ended December 31, 2021, as a result of the elimination of the Silversea Cruises three month reporting lag. Refer to Note 9. Leases for for further information on the Silver Dawn finance lease.
Long-lived Assets impairments
We review our long-lived assets for impairment whenever events or circumstances indicate potential impairment losses exist. No triggering events were identified during the years ended December 31, 2022 and 2021.
During 2020, a number of vessels were found to have net carrying values in excess of their estimated undiscounted future cash flows and, as such, were subject to fair value assessments. Fair value was determined based on our intended use of the identified vessels and, as such, we used a combination of discounted cash flows, replacement cost, scrap and residual value techniques to estimate fair value. Differences between the estimated fair values and the net carrying values were recorded as an impairment charge within the period the loss was identified. Consequently, we recorded $635.5 million of impairment losses during the year ended 2020. Included in this 2020 amount are $171.3 million impairment losses recorded for the three ships that we chartered to Pullmantur Holdings, prior to its filing for reorganization. Refer to Note 7. Other Assets for further information regarding Pullmantur's reorganization. During the quarter ended September 30, 2020, we sold the ships previously chartered to Pullmantur Holdings to third parties for amounts approximating their carrying values and no further impairment was recorded. Also included in the $635.5 million impairment loss for the year ended December 31, 2020, is a $166.8 million impairment charge for the three Azamara ships included in the sale of the Azamara brand, effective March 19, 2021.
Our principal assumptions used in our undiscounted cash flows consisted of:
•Changes in market conditions and port or other restrictions;
•Forecasted revenues net of our most significant variable costs, which are commissions, transportation and other expenses, and onboard and other expenses;
•Occupancy rates; and
•Intended use of the vessel for the remaining useful life.
We believe we have made reasonable estimates and judgements as part of our assessments. A change in principal assumptions may result in a need to perform additional impairment reviews.
During the years ended December 31, 2022, 2021, and 2020 we also determined that certain construction in progress projects would be reduced in scope or would no longer be completed as a result of our capital cost containment measures in response to the COVID-19 impact on our liquidity. We recorded property and equipment impairment charges of $10.2 million and $55.2 million, and $91.5 million, during the years ended December 31, 2022, 2021, and 2020, respectively, which primarily related to construction in progress assets.
These impairment charges were reported within Impairment and Credit Losses in our consolidated statements of comprehensive loss.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Other Assets
A Variable Interest Entity ("VIE") is an entity in which the equity investors have not provided enough equity to finance the entity's activities or the equity investors (1) cannot directly or indirectly make decisions about the entity's activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity's activities involve or are conducted on behalf of an investor with a disproportionately small voting interest. We hold equity interests in ventures related to our cruise operations. We account for the majority of these investments as either an equity method investment, or a controlled subsidiary.
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
As of December 31, 2022, the net book value of our investment in TUIC was $466.0 million, primarily consisting of $361.5 million in equity and a loan of €87.2 million, or approximately $93.0 million, based on the exchange rate at December 31, 2022. As of December 31, 2021, the net book value of our investment in TUIC was $444.4 million, primarily consisting of $322.4 million in equity and a loan of €103.0 million, or approximately $117.2 million, based on the exchange rate at December 31, 2021. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship. The majority of these amounts were included within Other assets in our consolidated balance sheets. During the quarter ended March 31, 2021, we and TUI AG each contributed €59.5 million, or approximately $69.9 million based on the exchange rate at March 31, 2021, of additional equity through a combination of cash contributions and conversion of existing receivables. In June 2021, Hapag-Lloyd Cruises received delivery of the Hanseatic Spirit, a 230 berth luxury expedition cruise vessel.
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
In connection with the reorganization, we terminated the agreements chartering three of our ships to Pullmantur Holdings and sold the ships to third parties during the quarter ended September 30, 2020 for amounts approximating their carrying values. Refer to Note 6. Property and Equipment for further discussion on the impact of the ships' sale on our consolidated financial statements. In addition, we recognized a loss of $69.0 million within Other expense income in our consolidated statements of comprehensive (loss), during the quarter ended June 30, 2020 representing deferred currency translation adjustment losses, net of hedging, as we no longer had significant involvement in the Pullmantur operation.
During the quarter ended June 30, 2020, we entered into an agreement with Springwater Capital LLC to settle the guarantees previously issued by them and for costs that we incurred as a result of Pullmantur S.A.'s reorganization. As part of this settlement, we agreed to provide Pullmantur guests the option to apply their paid deposits toward a Royal Caribbean International or Celebrity Cruises sailing, or request a cash refund. The estimated total cash refunds expected to be paid to

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pullmantur guests and other expenses incurred as part of the liquidation were approximately $10.2 million and $21.6 million for the years ended December 31, 2021 and 2020, respectively. These amount were recorded in Other operating and in Other (expense) income in our consolidated statements of comprehensive loss for the years ended December 31, 2021 and 2020.
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
In December 2022, we announced a new partnership with iCON Infrastructure Partners VI, L.P. ("iCON"), a fund, to develop strategic cruise port infrastructure. The proposed partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, including PortMiami, and several development projects in Italy, Spain, and the U.S. Virgin Islands. We expect to close on the transaction in the first half of 2023. Upon closing, PortMiami is expected to be considered a VIE for which we will be the primary beneficiary and will remain consolidated.
For further information on the measurements used to estimate the fair value of our equity investments, refer to Note 16. Fair Value Measurements and Derivative Instruments.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Year ended December 31,
	2022	2021	2020
Share of equity income (loss) from investments	$56,695	$(135,469)	$(213,286)
Dividends received (1)	$1,493	$—	$2,215
(1) Represents dividends received from our investments accounted for under the equity method of accounting for the years ended December 31, 2022, 2021 and 2020, respectively. The amounts included in the table above are net of tax withholdings.

	As of December 31,
	2022	2021
Total notes receivable due from equity investments	$101,392	$130,587
Less-current portion (1)	18,406	21,508
Long-term portion (2)	$82,986	$109,079
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in thousands):

	As of December 31,
	2022	2021
Current assets	$658,243	$736,263
Non-current assets	4,838,287	5,241,302
Total assets	$5,496,530	$5,977,565

Current liabilities	$1,144,783	$1,225,032
Non- current liabilities	3,381,366	3,860,646
Total liabilities	$4,526,149	$5,085,678

	Year ended December 31,
	2022	2021	2020
Total revenues	$1,539,110	$679,137	$619,795
Total expenses	(1,416,325)	(897,308)	(939,481)
Net income (loss)	$122,785	$(218,171)	$(319,686)
Credit Losses
We reviewed our receivables for credit losses in connection with the preparation of our financial statements for the year ended December 31, 2022. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance ending balances as of December 31, 2022 and 2021, primarily relate to credit losses recognized on notes receivable for the previous sale of our property and equipment of $81.6 million.
The following table summarizes our credit loss allowance related to receivables (in thousands):

Credit Loss Allowance
Balance at January 1, 2021	$85,447
Credit loss (recovery), net	43,822
Write-offs	(29,077)
Balance at December 31, 2021	100,192
Credit loss (recovery), net	(9,658)
Write-offs	(7,307)
Balance at December 31, 2022	$83,227

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt
Debt consists of the following (in thousands):

			As of December 31,
	Interest Rate(1)	Maturities Through	2022	2021
Fixed rate debt:
Unsecured senior notes	3.70% - 11.63%	2026 - 2029	$7,199,331	$5,604,498
Secured senior notes	8.25% - 11.50%	2025 - 2029	2,370,855	2,354,037
Unsecured term loans	1.28% - 5.89%	2027 - 2034	4,561,129	2,860,567
Convertible notes	2.88% - 6.00%	2023 - 2025	1,725,000	1,558,780
Total fixed rate debt			15,856,315	12,377,882
Variable rate debt:
Unsecured revolving credit facilities(2)	5.72% -6.12%	2024	2,744,105	2,899,342
USD unsecured term loans	5.54% - 9.27%	2023 - 2037	4,335,973	5,018,740
Euro unsecured term loans	6.29% -6.92%	2023 - 2028	534,589	685,633
Total variable rate debt			7,614,667	8,603,715
Finance lease liabilities			351,332	472,275
Total debt (3)			23,822,314	21,453,872
Less: unamortized debt issuance costs			(431,123)	(363,532)
Total debt, net of unamortized debt issuance costs			23,391,191	21,090,340
Less—current portion			(2,087,711)	(2,243,131)
Long-term portion			$21,303,480	$18,847,209
(1)Interest rates based on outstanding loan balance as of December 31, 2022 and, for variable rate debt, includes either LIBOR, EURIBOR or Term SOFR plus the applicable margin.
(2)Total capacity of $3.0 billion, with $0.3 billion of undrawn capacity as of December 31, 2022. Includes $1.9 billion facility and $1.1 billion facility, which are due April 2024 as of December 31, 2022. Our $1.9 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.30%, which interest rate was 5.72%, as of December 31, 2022 and is subject to a facility fee of a maximum of 0.20%. Our $1.1 billion facility accrues interest at LIBOR plus a maximum interest rate margin of 1.70%, which interest was 6.12% as of December 31, 2022 and is subject to a facility fee of a maximum of 0.30%.
(3)At December 31, 2022 and 2021, the weighted average interest rate for total debt was 6.23% and 5.47%, respectively.

Unsecured revolving credit facilities
As of December 31, 2022, we had aggregate borrowing capacity of $3.0 billion under our two unsecured revolving credit facilities due April 2024, which were mostly utilized through a combination of amounts drawn and letters of credit issued under the facilities. As of December 31, 2022, $0.3 billion remained undrawn under the facilities. In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment has extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving capacity by one year to April 2025, with the remainder maturing in April 2024.
2023 Debt financing transactions
In February 2023, we issued $700 million aggregate principal amount of 7.25% senior guaranteed notes due January 2030 ("7.25% Priority Guaranteed Notes" and together with the 9.25% Priority Guaranteed Notes, the "Priority Guaranteed Notes"). Upon closing, we terminated our commitment for the $700 million 364-day term loan facility. In addition, the remaining $350 million backstop committed financing was also terminated upon closing.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2022 Debt financing transactions
In January 2022, we issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990.0 million. Interest accrues at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from the January 2022 Unsecured Notes were used to repay principal payments on debt maturing in 2022 (including to pay fees and expenses in connection with such repayments).
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
In April 2022, we took delivery of Celebrity Beyond. To finance the delivery, we borrowed a total of €0.7 billion or approximately $0.7 billion based on the exchange rate at December 31, 2022, under a credit agreement novated to us upon delivery of the ship in April 2022, resulting in an unsecured term loan which is 100% guaranteed by BpiFAE. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 1.28% per annum.
In July 2022, we purchased Silver Endeavour for our Silversea Cruises brand. To finance the purchase, we assumed $277 million of debt, which is 95% guaranteed by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit agency of Germany. The loan amortizes semi-annually over 13 years starting in July 2024 and bears interest at a floating rate equal to SOFR plus a margin of 1.25%. The loan will mature in July 2037.
In August 2022, we issued $1.15 billion of convertible senior notes which accrue interest at 6.00% and mature in August 2025 (the "2025 Convertible Notes"). Upon conversion election, we may deliver shares of our common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 19.9577 shares of our common stock, which is equivalent to an initial conversion price of approximately $50.11 per share, subject to adjustment in certain circumstances. Prior to May 15, 2025, the convertible notes will be convertible at the option of holders during certain periods, and only under certain circumstances set forth in the 2025 Convertible Notes Indenture.
On or after May 15, 2025, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. We received gross proceeds from the offering of $1.15 billion, which we used to repurchase $800 million aggregate principal amount of our 4.25% convertible senior notes due June 15, 2023 and $350 million aggregate principal amount of our 2.875% convertible senior notes due November 15, 2023 (the "Existing Convertible Notes") in privately negotiated transactions. The $1.15 billion repayment resulted in a total loss on the extinguishment of debt of $12.8 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2022.
In August 2022, we issued $1.25 billion of senior unsecured notes which accrue interest at 11.625% and mature in August 2027. The net proceeds of the offering of $1.23 billion were used to repay debt that matured in 2022, including the $650 million 5.25% unsecured senior notes due November 2022, which resulted in an immaterial loss on extinguishment of debt.
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
In October 2022, we issued $1.0 billion aggregate principal amount of 9.250% senior guaranteed notes due 2029 (the "9.25% Priority Guaranteed Notes") and $1.0 billion aggregate principal amount of 8.250% senior secured notes due 2029 (the "8.25% Secured Notes" and together with the 11.5% Secured Notes, the "Secured Notes"), both callable in April 2025. We used the combined net proceeds, of the respective offerings, together with cash on hand, to fund the redemption, including call premiums, fees and expenses, of our outstanding 9.125% senior priority guaranteed notes due 2023 and 10.875% senior secured notes due 2023, which resulted in a total loss on extinguishment of debt of $77.4 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2022.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2021 Debt financing transactions
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
In August 2021, we issued $1.0 billion of senior notes due in 2026 (the "August Unsecured Notes") for net proceeds of approximately $986.0 million. Interest accrues on the August Unsecured Notes at a fixed rate of 5.50% per annum and is payable semi-annually in arrears. We used the proceeds of the August Unsecured Notes to replenish our capital as a result of the redemption of a portion of the 11.50% senior secured notes due 2025 (the "11.5% Secured Notes"), in the amount of $928.0 million plus accrued interest and premiums. As of December 31, 2022, approximately $1.4 billion of the 11.5% Secured Notes remains outstanding. The repayment of the 11.5% Secured Notes resulted in a total loss on the extinguishment of debt of $141.9 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2021.
Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of December 31, 2022, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our export credit facilities and our non-export credit facilities have an outstanding principal amount of approximately $12.1 billion as of December 31, 2022. These facilities, as well as certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. In July 2022, we amended our non-export-credit facilities and export credit facilities, and certain credit card processing agreements. Among other things, the amendments modified the levels at which our net debt to capitalization covenant will be tested during the period commencing immediately following the end of the waiver period (through the September 30, 2022 for non export and through December 31, 2022 for export facilities) and continuing through the end of 2025 and the amount of minimum stockholders' equity required to be maintained through 2025. The amendments continued to impose a monthly-tested minimum liquidity covenant of $350.0 million, which in the case of the non-export credit facilities terminated at the end of the waiver period (with the exception of the Revolver which was amended in January 2023 to include the minimum liquidity through April 2025) and in the case of the export credit facilities terminates either in July 2025, or when we pay off all deferred amounts, whichever is earlier. In addition, the amendments to the non-export credit facilities continued to place restrictions on paying cash dividends and effectuating share repurchases through the end of the third quarter of 2022, while the export credit facility amendments require us to prepay any deferred amounts

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

if we elect to pay dividends or complete share repurchases. As of December 31, 2022, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
The net carrying value of the convertible notes was as follows:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Principal	$1,725,000	$1,725,000
Less: Unamortized debt issuance costs	24,110	188,764
	$1,700,890	$1,536,236
The interest expense recognized related to the convertible notes was as follows:

(in thousands)	As of December 31, 2022	As of December 31, 2021
Contractual interest expense	$75,519	$65,406
Amortization of debt issuance costs	16,145	118,566
	$91,664	$183,972
Following is a schedule of annual maturities on our total debt including finance leases, as of December 31, 2022 for each of the next five years (in thousands):

Year	As of December 31, 2022 (1)
2023	$2,090,457
2024 (2)	4,662,837
2025	3,663,440
2026	2,754,876
2027	3,493,703
Thereafter	7,157,001
$23,822,314
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2022.
(2)    In January 2023, we amended and extended $2.3 billion of our two unsecured revolving credit facilities by one year from April 2024 to April 2025.

Note 9. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment and are included within Operating lease right-of-use assets and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of December 31, 2022 and 2021. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in 2023.
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
In June of 2021, we exercised our option under our operating lease with SMBC Leasing and Finance, Inc (the "Lessor") to purchase Terminal A at PortMiami in July 2021 for the pre-agreed purchase price of $220.0 million. Upon purchase of the terminal

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in July 2021, the underlying asset was recorded as a leasehold improvement within Property and equipment, net. Our July 2021 purchase of PortMiami eliminated the residual value guarantee and a requirement under the lease to post $181.1 million of cash collateral.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters, and our Silver Dawn and Silver Whisper ships. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of December 31, 2022 and 2021.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters, has been classified as a finance lease in accordance with ASC 842, Leases. In January 2022, we executed a modification to the Master Lease to extend the expiration of the lease from 2072 to 2074. Subsequently, in December 2022 we amended the lease to further extend its expiration from 2074 to 2076 after coming to an agreement with Miami-Dade County on the financing plans for the continued development of the buildings and surrounding land at our Miami headquarters. The Master Lease continues to include the two five-year options to extend the lease. We continue to consider the probability of exercising the two five-year options as reasonably certain. The modifications of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $55.5 million and $127.0 million as of December 31, 2022 and December 31, 2021, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15 year lease term. Due to the bargain purchase option at the end of the lease term in 2036 whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $264.8 million and $283.7 million as of December 31, 2022 and December 31, 2021, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the LIBOR rate.
Silversea Cruises operates Silver Whisper under a finance lease. The finance lease for Silver Whisper will expire in 2023, subject to an option to purchase the ship, which we expect to exercise. The total aggregate amount of finance lease liabilities recorded for this ship was $8.9 million and $24.1 million at December 31, 2022 and December 31, 2021, respectively. The lease payments on the Silver Whisper are subject to adjustments based on the LIBOR rate.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information for leases was as follows (in thousands):

	As of December 31, 2022	As of December 31, 2021
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$668,801	$737,444
Accumulated depreciation	(123,567)	(94,729)
Property and equipment, net	545,234	642,715
Operating lease right-of-use assets	537,559	542,128
Total lease assets	$1,082,793	$1,184,843
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$34,154	$51,470
Long-term debt	317,178	420,805
Total finance lease liabilities	351,332	472,275
Operating lease liabilities:
Current portion of operating lease liabilities	79,760	68,922
Long-term operating lease liabilities	523,006	534,726
Total operating lease liabilities	602,766	603,648
Total lease liabilities	$954,098	$1,075,923

The components of lease costs were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Lease costs:
Operating lease costs	Commission, transportation and other	$127,315	$18,860	$38,349
Operating lease costs	Other operating expenses	22,085	23,261	30,955
Operating lease costs	Marketing, selling and administrative expenses	18,646	18,027	21,971
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	24,428	16,814	6,901
Interest on lease liabilities	Interest expense, net of interest capitalized	21,550	2,593	4,429
Total lease costs		$214,024	$79,555	$102,605
In addition, certain of our berth agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2022, we had $66.2 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss. During the twelve months ended December 31, 2021, we had no variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2022	As of December 31, 2021
Weighted average of the remaining lease term
Operating leases	17.69	18.18
Finance leases	19.26	23.96
Weighted average discount rate
Operating leases	6.92%	6.52%
Finance leases	6.43%	5.54%
Supplemental cash flow information related to leases is as follows (in thousands):

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126,797	$42,759	$89,179
Operating cash flows from finance leases	$21,550	$2,593	$4,429
Financing cash flows from finance leases	$48,199	$23,522	$19,778
As of December 31, 2022, maturities related to lease liabilities were as follows (in thousands):

Years	Operating Leases	Finance Leases
2023	$115,636	$53,617
2024	101,801	44,465
2025	96,290	43,974
2026	90,178	38,412
2027	70,424	37,358
Thereafter	789,158	706,070
Total lease payments	1,263,487	923,896
Less: Interest	(660,721)	(572,564)
Present value of lease liabilities	$602,766	$351,332
Right-of-use assets impairments
During the year ended December 31, 2020, we identified that the undiscounted cash flows for certain right-of-use assets were less than their carrying values due to the negative impact of COVID-19. We evaluated these assets pursuant to our long-lived asset impairment test, resulting in an impairment charge of $65.9 million to write down these assets to their estimated fair values during the year ended December 31, 2020. For the years ended December 31, 2022 and December 31, 2021, there were no impairments to right-of-use assets.

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
Dividends Declared
We did not declare any dividends during the years ended December 31, 2022 and December 31, 2021. During this period, we were restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.

Note 11. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 10,083,570 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value, measured as of the grant date, which together with cash compensation paid to such director for such calendar year, would exceed $750,000. Options and restricted stock units outstanding as of December 31, 2022, generally vest in equal installments over four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest. We have not issued stock options since 2016, and all stock options have been exercised as of December 31, 2021. Stock option expense for the years ended December 31, 2022, 2021 and 2020, are not material.
Our officers receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2022, we issued a target number of 209,020 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on the Company's invested capital ("ROIC"), earnings per share ("EPS"), leverage and certain Environmental, Social, and Governance metrics ("ESG") for the year ended December 31, 2024, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2025 for events that are outside of management's control.
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
In 2022, we issued 171,240 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance; however, grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2022 awards will be based on the Company's ROIC, EPS, leverage and certain ESG metrics for the year ended December 31, 2024, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2025 for events that are outside of management's control.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 2,800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2022, 2021 and 2020, 171,279, 136,480 and 184,936 shares of our common stock were purchased under the ESPP at a weighted-average price of $44.01, $70.95 and $48.08, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Employee Stock-Based Compensation
Classification of expense	2022	2021	2020
Marketing, selling and administrative expenses	$36,116	$63,638	$39,780
Total compensation expense	$36,116	$63,638	$39,780
Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2022	995,038	$88.19
Granted	570,432	72.21
Vested	(464,492)	86.29
Canceled	(117,905)	81.78
Non-vested share units as of December 31, 2022	983,073	$80.58
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2021 and 2020 was $85.08 and $78.51, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2022, 2021 and 2020 was $29.7 million, $36.1 million, and $31.2 million, respectively. As of December 31, 2022, we had $38.2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 1.13 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2022	466,352	$92.45
Granted	209,020	79.80
Vested	(64,614)	110.01
Canceled	(57,711)	89.42
Non-vested share units as of December 31, 2022	553,047	$85.93

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2021 and 2020 was $84.83 and $95.81 respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2022, 2021 and 2020 was $5.2 million, $5.6 million and $24.6 million, respectively. As of December 31, 2022, we had $8.6 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.22 years.
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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2022	797,212	$101.25
Granted	171,240	79.80
Vested	(87,521)	118.08
Canceled	(106,965)	118.08
Non-vested share units as of December 31, 2022	773,966	$92.28
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2021 and 2020 was $84.83 and $110.21, respectively. As of December 31, 2022, we had $0.86 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.06 years.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Loss Per Share
A reconciliation between basic and diluted loss per share is as follows (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net Loss attributable to Royal Caribbean Cruises Ltd. for basic and diluted loss per share	$(2,155,962)	$(5,260,499)	$(5,797,462)
Weighted-average common shares outstanding	255,011	251,812	214,335
Diluted weighted-average shares outstanding	255,011	251,812	214,335
Basic loss per share	$(8.45)	$(20.89)	$(27.05)
Diluted loss per share	$(8.45)	$(20.89)	$(27.05)
Basic loss per share is computed by dividing Net loss attributable to Royal Caribbean Cruises Ltd. by the weighted-average number of common stock outstanding during each period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. If we have a net loss for the period, all potential common shares will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods. There were approximately 31,027,815, 504,250 and 282,118 antidilutive shares for the years ended December 31, 2022, 2021 and 2020, respectively.
Effective January 1, 2022, ASU 2020-06 eliminated the treasury stock method and instead required the application of the if-converted method to calculate the impact of convertible instruments on diluted earnings per share when instruments may be settled in cash or shares. Under the if-converted method, shares related to our convertible notes, to the extent dilutive, are assumed to be converted into common stock at the beginning of the reporting period. The required use of the if-converted method for our convertible notes did not impact our diluted loss per share for the year ended December 31, 2022 as the if-converted calculation was antidilutive for the period. For further information regarding the adoption of ASU 2020-06, refer to Note 2. Summary of Significant Accounting Policies.
Note 13. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Additional annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $19.6 million, $17.9 million and $18.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
For the year ended December 31, 2022, we had an income tax expense of approximately $4.2 million primarily driven by income tax from our non-US operations and items not qualifying under Section 883. For the years ended December 31, 2021 and 2020 we had an income tax benefit of approximately $45.2 million and $15.0 million, respectively for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries. Income taxes are recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2022, the Company had deferred tax assets for U.S. and foreign net operating losses (“NOLs”) of approximately $74.2 million. We have provided a valuation allowance for approximately $23.7 million of these NOLs. $6.3 million of the NOLs deferred tax assets relate to NOLs which are subject to expiration between 2023 and 2041.
Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2022 and 2021.
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

Note 15. Changes in Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2020	$(688,529)	$(45,558)	$(63,626)	$(797,713)
Other comprehensive income (loss) before reclassifications	(41,109)	(22,051)	(28,698)	(91,858)
Amounts reclassified from accumulated other comprehensive loss	79,119	2,067	69,044	150,230
Net current-period other comprehensive income (loss)	38,010	(19,984)	40,346	58,372

Accumulated comprehensive loss at January 1, 2021	(650,519)	(65,542)	(23,280)	(739,341)
Other comprehensive income (loss) before reclassifications	(16,667)	4,790	15,703	3,826
Amounts reclassified from accumulated other comprehensive loss	20,713	3,917	—	24,630
Net current-period other comprehensive (loss) income	4,046	8,707	15,703	28,456

Accumulated comprehensive loss at January 1, 2022	(646,473)	(56,835)	(7,577)	(710,885)
Other comprehensive (loss) income before reclassifications	171,040	45,599	10,295	226,934
Amounts reclassified from accumulated other comprehensive loss	(162,578)	3,315	—	(159,263)
Net current-period other comprehensive (loss) income	8,462	48,914	10,295	67,671

Accumulated comprehensive loss at December 31, 2022	$(638,011)	$(7,921)	$2,718	$(643,214)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$(12,635)	$(43,185)	$(25,267)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(17,085)	(15,359)	(14,679)	Depreciation and amortization expenses
Foreign currency forward contracts	(2,703)	(2,797)	(7,315)	Other (expense) income
Fuel swaps	(360)	(409)	3,549	Other (expense) income
Fuel swaps	195,361	41,037	(35,407)	Fuel
	162,578	(20,713)	(79,119)
Amortization of defined benefit plans:
Actuarial loss	(3,315)	(3,917)	(2,067)	Payroll and related
	(3,315)	(3,917)	(2,067)
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	—	—	(69,044)	Other operating
Total reclassifications for the period	$159,263	$(24,630)	$(150,230)

During the year ended December 31, 2020, a $69.0 million net loss was recorded within Other expense in our consolidated statements of comprehensive loss, consisting of a $92.6 million loss resulting from the recognition of a currency translation adjustment, partially offset by the recognition of a deferred $23.6 million foreign exchange gain related to the Pullmantur net investment hedge. In connection with the Pullmantur reorganization in 2020, we no longer have significant involvement in the Pullmantur operations and these amounts previously deferred in Accumulated other comprehensive loss were recognized in earnings.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at December 31, 2022					Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$1,935,005	$1,935,005	$1,935,005	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Total Assets	$1,935,005	$1,935,005	$1,935,005	$—	$—	$2,701,770	$2,701,770	$2,701,770	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$23,039,859	$22,856,306	$—	$22,856,306	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
Total Liabilities	$23,039,859	$22,856,306	$—	$22,856,306	$—	$20,618,065	$22,376,480	$—	$22,376,480	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2022 and 2021.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, and accrued expenses approximate fair value as of December 31, 2022 and 2021.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$203,802	$—	$203,802	$—	$69,808	$—	$69,808	$—
Total Assets	$203,802	$—	$203,802	$—	$69,808	$—	$69,808	$—
Liabilities:
Derivative financial instruments(5)	$135,608	$—	$135,608	$—	$200,541	$—	$200,541	$—
Total Liabilities	$135,608	$—	$135,608	$—	$200,541	$—	$200,541	$—
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of December 31, 2022 and 2021
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2022 or 2021, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
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

	Fair Value Measurements at December 31, 2022
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the year ended December 31, 2022 (1)
Long-lived assets	—	—	—	$10,186
Total	—	—	—	$10,186
(1) Amount is primarily composed of construction in progress assets that were impaired during the year ended December 31, 2022 due to a reduction in scope or the decision to not complete the projects. The impairments were calculated based on orderly liquidation values. The fair value of these assets was estimated as of the date the assets were last impaired.

	Fair Value Measurements at December 31, 2021
Description	Total Carrying Amount	Total Fair Value	Level 3	Total Impairment for the year ended December 31, 2021 (1)
Long-lived assets	—	—	—	$55,213
Total	—	—	—	$55,213
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2022				As of December 31, 2021
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets

Derivatives subject to master netting agreements	$203,802	$(105,228)	$—	$98,574	$69,808	$(67,995)	$—	$1,813
Total	$203,802	$(105,228)	$—	$98,574	$69,808	$(67,995)	$—	$1,813
The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2022				As of December 31, 2021
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities

Derivatives subject to master netting agreements	$(135,608)	$105,228	$—	$(30,380)	$(200,541)	$67,995	$44,411	$(88,135)
Total	$(135,608)	$105,228	$—	$(30,380)	$(200,541)	$67,995	$44,411	$(88,135)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2022, we had counterparty credit risk exposure under our derivative instruments of $103.3 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive loss along with the associated foreign currency translation adjustment of the foreign operation or investment. In certain hedges of our net investment in foreign operations and investments, we exclude forward points from the assessment of hedge effectiveness and amortize the related amounts directly into earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2022 and 2021, approximately 75.0% and 65.7%, respectively, of our debt was effectively fixed-rate debt. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. During the quarter ended September 30, 2022, we redeemed our 5.25% senior unsecured notes due 2022 in full and terminated the related interest rate swap agreements, which resulted in the dedesignation of the fair value hedges and recognition of an immaterial loss representing the fair value hedge carrying amount adjustment on these notes. At December 31, 2022, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the risk of increasing interest rates. At December 31, 2022, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2022 (In thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate
Celebrity Reflection term loan	$109,083	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	245,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	271,875	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	380,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	338,990	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	383,333	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan(2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$1,920,365
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2022.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. The effective dates of the $383.3 million and $191.7 million interest rate swap agreements are October 2020 and October 2022, respectively. The unsecured term loan for the financing of Odyssey of the Seas was drawn on March 2021.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2022 and 2021 was $1.9 billion and $2.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2022, the aggregate cost of our ships on order was $9.8 billion, of which we had deposited $831.6 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 17. Commitments and Contingencies, for further information on our ships on order. At December 31, 2022 and 2021, approximately 52.3% and 59.0%, respectively, of the aggregate cost of the ships under construction was exposed to

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2022, we maintained an average of approximately $1.1 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2022, 2021 and 2020, changes in the fair value of the foreign currency forward contracts resulted in losses of $(101.8) million, $(30.9) million and $(19.0) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $93.0 million, $24.3 million and $(1.5) million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive loss.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2022 and 2021 was $2.9 billion and $3.4 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €433.0 million, or approximately $461.9 million, as of December 31, 2022. As of December 31, 2021, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €97.0 million, or approximately $110.3 million.
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
Our fuel swap agreements are generally accounted for as cash flow hedges. In the case that our hedged forecasted fuel consumption is not probable of occurring, hedge accounting will be discontinued and the related accumulated other comprehensive gain or loss will be reclassified to Other (expense) income immediately. For hedged forecasted fuel consumption that remains possible of occurring, hedge accounting will be discontinued and the related accumulated other comprehensive gain or loss will remain in accumulated other comprehensive gain or loss until the underlying hedged transactions are recognized in earnings or the related hedged forecasted fuel consumption is deemed probable of not occurring.
Prior suspension of our cruise operations due to the COVID-19 pandemic and our gradual resumption of cruise operations resulted in reductions to our forecasted fuel purchases. During the year ended December 31, 2021, we discontinued cash flow hedge accounting on 0.2 million metric tons of our fuel swap agreements maturing in 2021 and 2022, which resulted in the reclassification of a net $0.7 million loss from Accumulated other comprehensive loss to Other income (expense). During the year ended December 31, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements. Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other (expense) income for each reporting period through the maturity dates of the fuel swaps.
Future suspension of our operations or modifications to our itineraries may affect our expected forecasted fuel purchases which could result in further discontinuance of fuel swap cash flow hedge accounting and the reclassification of deferred gains or losses from Accumulated other comprehensive loss into earnings.
At December 31, 2022, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2023. As of December 31, 2022 and December 31, 2021, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2022	As of December 31, 2021
	(metric tons)
Designated as hedges:
2023	825,651	249,050

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fuel Swap Agreements
	As of December 31, 2022	As of December 31, 2021
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2023	50%	15%

At December 31, 2022, there was $7.9 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $23.8 million of estimated unrealized net loss at December 31, 2021. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2022	As of December 31, 2021	Balance Sheet Location	As of December 31, 2022	As of December 31, 2021
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$115,049	$—	Other long-term liabilities	$—	$62,080
Interest rate swaps	Derivative financial instruments	—	6,478	Derivative Financial Instruments	—	—
Foreign currency forward contracts	Derivative financial instruments	18,892	7,357	Derivative financial instruments	84,953	116,027
Foreign currency forward contracts	Other assets	25,504	2,070	Other long-term liabilities	150	8,813
Fuel swaps	Derivative financial instruments	40,191	31,919	Derivative financial instruments	46,359	7,944
Fuel swaps	Other assets	4,166	13,452	Other long-term liabilities	4,147	1,202
Total derivatives designated as hedging instruments under ASC 815-20		203,802	61,276		135,609	196,066
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Derivative financial instruments	—	8,430	Derivative financial instruments	—	3,264
Fuel swaps	Other assets	—	102	Other long-term liabilities	—	1,211
Total derivatives not designated as hedging instruments under ASC 815-20		—	8,532		—	4,475
Total derivatives		$203,802	$69,808		$135,609	$200,541
___________________________________________________________________
(1)Subtopic 815-20 “Hedging-General” under ASC 815.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2022	As of December 31, 2021
Foreign currency debt	Current portion of long-term debt	$62,282	$75,518
Foreign currency debt	Long-term debt	399,577	34,795
		$461,859	$110,313
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest rate swaps	Interest expense, net of interest capitalized	$(3,569)	$(1,349)	$23,819	$4,534	$11,083	$(18,813)
		$(3,569)	$(1,349)	$23,819	$4,534	$11,083	$(18,813)
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets for the cumulative basis adjustment for fair value hedges were as follows (in thousands):

Line Item in the Statement of Financial Position Where the Hedged Item is Included	Carrying Amount of the Hedged Liabilities		Cumulative amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Liabilities
	As of December 31, 2022	As of December 31, 2021	As of December 31, 2022	As of December 31, 2021
Current portion of long-term debt and Long-term debt	$—	$655,502	$—	$6,428
	$—	$655,502	$—	$6,428
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Interest rate swaps	$165,377	$45,572	$(112,960)
Foreign currency forward contracts	(145,832)	(203,129)	130,426
Fuel swaps	151,495	140,890	(58,575)
	$171,040	$(16,667)	$(41,109)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below represents amounts excluded from the assessment of effectiveness for our net investment hedging instruments for which the difference between changes in fair value and periodic amortization is recorded in accumulated other comprehensive loss (in thousands):

Gain (Loss) Recognized in Income (Net Investment Excluded Components)	Year Ended December 31, 2022
Net inception fair value at January 1, 2022	$(554)
Amount of gain recognized in income on derivatives for the year ended December 31, 2022	554
Amount of loss remaining to be amortized in accumulated other comprehensive loss as of December 31, 2022	—
Fair value at December 31, 2022	$—
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Foreign Currency Debt	$4,757	$7,837	$(28,062)
	$4,757	$7,837	$(28,062)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Foreign currency forward contracts	Other (expense) income	$(101,837)	$(30,903)	$(18,961)
Fuel swaps	Other (expense) income	(108)	33,720	(102,740)
		$(101,945)	$2,817	$(121,701)
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
As of December 31, 2022, our senior unsecured debt credit rating was B by Standard & Poor's and B3 by Moody's. As of December 31, 2022, five of our interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2022, we had one Oasis-class ship and three ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 22,500 berths. As of December 31, 2022, we had one Edge-class ship on order for our Celebrity brand with an aggregate capacity of approximately 3,250 berths. Additionally as of December 31, 2022, we had two ships on order with an aggregate capacity of approximately 1,460 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
In September 2019, Silversea Cruises entered into two credit agreements, guaranteed by us, for the unsecured financing of the first and second Evolution-class ships for an amount of up to 80% of each ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €351.6 million in the case of the first Evolution-class ship and €359.0 million in the case of the second Evolution-class ship, or approximately $375.0 million and $382.9 million, respectively, based on the exchange rate at December 31, 2022. Each loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of each ship. At our election, interest on each loan will accrue either (1) at a fixed rate of 4.14% and 4.18%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.79% and 0.83%, respectively. The first and second Evolution-class ships will each have a capacity of approximately 730 berths. In September 2021, we amended the credit agreements for the first and second Evolution-class ships to increase their maximum loan amounts by €175.6 million on an aggregate basis, or approximately $187.3 million based on the exchange rate at December 31, 2022. At our election, interest on incremental portion of each loan will accrue either (1) at a fixed rate of 4.34% and 4.38%, respectively (inclusive of the applicable margin) or (2) at a floating rate equal to LIBOR plus 0.99% and 1.03%, respectively.
In December 2019, we entered into a credit agreement for the unsecured financing of the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.4 billion based on the exchange rate at December 31, 2022. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). The sixth Oasis-class ship will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.5 billion based on the exchange rate at December 31, 2022. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of LIBOR plus 0.85%. The third Icon-class ship will have a capacity of approximately 5,600 berths
During 2017, we entered into credit agreements for the unsecured financing of the first two Icon-class ships for up to 80% of each ship’s contract price. For each ship, Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under each facility is not to exceed €1.4 billion, or approximately $1.5 billion, based on the exchange rate at December 31, 2022. Interest on approximately 75% of each loan will accrue at a fixed rate of 3.56% and 3.76% for the first and the second Icon-class ships, respectively, and the balance will accrue interest at a floating rate ranging from LIBOR plus 1.10% to 1.15% and LIBOR plus 1.15% to 1.20% for the first and the second Icon-class ships, respectively. Each loan will amortize semi-annually and will mature 12 years following delivery of each ship. The first and second Icon-class ships will each have a capacity of approximately 5,600 berths.
During 2017, we entered into credit agreements for the unsecured financing of the fourth Edge-class ship for up to 80% of the ship’s contract price through facilities to be guaranteed 100% by Bpifrance Assurance Export. Under these financing arrangements, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equivalent of €714.6 million or approximately $762.2 million based on the exchange rate at December 31, 2022. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.18%. The fourth Edge-class ships will have a capacity of approximately 3,250 berths.
Our future capital commitments consist primarily of new ship orders. As of December 31, 2022, the dates that ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l’Atlantique	4th Quarter 2023	3,250
Silversea Cruises —
Evolution-class:
Silver Nova	Meyer Werft	2nd Quarter 2023	730
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			38,310
In addition, as of December 31, 2022, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of December 31, 2022, the aggregate cost of our ships on order, presented in the above table, not including any ships on order by our Partner Brands, was approximately $9.8 billion, of which we had deposited $831.6 million. Approximately 52.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2022. Refer to Note 16. Fair Value Measurements and Derivative Instruments for further information.
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
The Court dismissed the Port of Santiago Action with prejudice on the basis that the plaintiff acquired his interest in the Port of Santiago after the enactment of the Helms-Burton Act. In November 2022, the United States Court of Appeals for the 11th Circuit affirmed the Court's dismissal of the lawsuit.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the Havana Docks Action, the Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within our consolidated statements of comprehensive loss related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
At December 31, 2022, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in thousands):

Year
2023	$187,855
2024	101,324
2025	96,798
2026	55,872
2027	52,883
Thereafter	455,858
$950,590