Form 10-Q
period 2023-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2023-05-04
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 255,736,665 shares of common stock outstanding as of May 1, 2023.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited; in thousands, except per share data)

	Quarter Ended March 31,
	2023	2022
Passenger ticket revenues	$1,896,516	$651,858
Onboard and other revenues	988,630	407,373
Total revenues	2,885,146	1,059,231
Cruise operating expenses:
Commissions, transportation and other	402,930	150,343
Onboard and other	158,635	74,439
Payroll and related	309,998	349,618
Food	199,391	100,184
Fuel	301,513	188,480
Other operating	420,438	321,878
Total cruise operating expenses	1,792,905	1,184,942
Marketing, selling and administrative expenses	460,855	394,030
Depreciation and amortization expenses	359,773	339,467
Operating Income (Loss)	271,613	(859,208)
Other (expense) income:
Interest income	14,808	3,322
Interest expense, net of interest capitalized	(359,387)	(277,659)
Equity investment income (loss)	20,471	(31,059)
Other income (expense)	4,585	(2,538)
	(319,523)	(307,934)
Net Loss	$(47,910)	$(1,167,142)
Loss per Share:
Basic	$(0.19)	$(4.58)
Diluted	$(0.19)	$(4.58)
Weighted-Average Shares Outstanding:
Basic	255,465	254,821
Diluted	255,465	254,821
Comprehensive Loss
Net Loss	$(47,910)	$(1,167,142)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,546)	7,778
Change in defined benefit plans	3,513	12,597
(Loss) gain on cash flow derivative hedges	(31,697)	195,901
Total other comprehensive (loss) income	(34,730)	216,276
Comprehensive loss	$(82,640)	$(950,866)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	March 31,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,226,871	$1,935,005
Trade and other receivables, net of allowances of $10,483 and $11,612 at March 31, 2023 and December 31, 2022, respectively	379,177	531,066
Inventories	221,299	224,016
Prepaid expenses and other assets	543,599	455,836
Derivative financial instruments	42,651	59,083
Total current assets	2,413,597	3,205,006
Property and equipment, net	27,466,333	27,546,445
Operating lease right-of-use assets	521,209	537,559
Goodwill	809,258	809,277
Other assets, net of allowances of $63,102 and $71,614 at March 31, 2023 and December 31, 2022, respectively	1,660,090	1,678,074
Total assets	$32,870,487	$33,776,361
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$2,055,307	$2,087,711
Current portion of operating lease liabilities	78,385	79,760
Accounts payable	714,837	646,727
Accrued expenses and other liabilities	1,200,590	1,459,957
Derivative financial instruments	121,836	131,312
Customer deposits	5,270,589	4,167,997
Total current liabilities	9,441,544	8,573,464
Long-term debt	19,404,804	21,303,480
Long-term operating lease liabilities	509,530	523,006
Other long-term liabilities	489,188	507,599
Total liabilities	29,845,066	30,907,549

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 283,979,907 and 283,257,102 shares issued, March 31, 2023 and December 31, 2022, respectively)	2,840	2,832
Paid-in capital	7,351,493	7,284,852
Accumulated deficit	(1,755,339)	(1,707,429)
Accumulated other comprehensive loss	(677,944)	(643,214)
Treasury stock (28,248,125 and 28,018,385 common shares at cost, March 31, 2023 and December 31, 2022, respectively)	(2,069,432)	(2,068,229)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	2,851,618	2,868,812
Noncontrolling Interests	173,803	—
Total shareholders’ equity	3,025,421	2,868,812
Total liabilities and shareholders’ equity	$32,870,487	$33,776,361

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Three Months Ended March 31,
	2023	2022
Operating Activities
Net Loss	$(47,910)	$(1,167,142)
Adjustments:
Depreciation and amortization	359,773	339,467
Net deferred income tax benefit	(11,366)	(3,067)
(Gain) loss on derivative instruments not designated as hedges	(3,397)	10,873
Share-based compensation expense	26,270	22,839
Equity investment (income) loss	(20,471)	31,059
Amortization of debt issuance costs, discounts and premiums	30,070	43,190
Loss on extinguishment of debt	13,289	—
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	122,940	(32,236)
Decrease (increase) in inventories	2,716	(29,242)
Increase in prepaid expenses and other assets	(78,489)	(124,394)
Increase in accounts payable trade	56,682	112,426
Decrease in accrued expenses and other liabilities	(258,713)	(119,068)
Increase in customer deposits	1,102,592	406,534
Other, net	15,932	(20,086)
Net cash provided by (used in) operating activities	1,309,918	(528,847)
Investing Activities
Purchases of property and equipment	(251,933)	(1,363,086)
Cash received on settlement of derivative financial instruments	5,405	5,650
Cash paid on settlement of derivative financial instruments	(5,658)	(77,853)
Cash received on loans to unconsolidated affiliates	5,392	4,444
Other, net	12,694	(12,296)
Net cash used in investing activities	(234,100)	(1,443,141)
Financing Activities
Debt proceeds	705,000	2,349,969
Debt issuance costs	(27,213)	(93,763)
Repayments of debt	(2,663,665)	(1,007,632)
Proceeds from sale of noncontrolling interest	209,320	—
Other, net	(7,617)	(10,843)
Net cash (used in) provided by financing activities	(1,784,175)	1,237,731
Effect of exchange rate changes on cash and cash equivalents	223	991
Net decrease in cash and cash equivalents	(708,134)	(733,266)
Cash and cash equivalents at beginning of period	1,935,005	2,701,770
Cash and cash equivalents at end of period	$1,226,871	$1,968,504
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$389,294	$225,771
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$19,321	$31,899
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$2,832	$7,284,852	$(1,707,429)	$(643,214)	$(2,068,229)	$—	$2,868,812
Activity related to employee stock plans	8	21,343	—	—	—	—	21,351
Changes related to cash flow derivative hedges	—	—	—	(31,697)	—	—	(31,697)
Change in defined benefit plans	—	—	—	3,513	—	—	3,513
Foreign currency translation adjustments	—	—	—	(6,546)	—	—	(6,546)
Purchase of treasury stock	—	—	—	—	(1,203)	—	(1,203)
Noncontrolling Interest	—	45,298	—	—	—	173,803	219,101
Net Loss	—	—	(47,910)	—	—	—	(47,910)
Balance at March 31, 2023	$2,840	$7,351,493	$(1,755,339)	$(677,944)	$(2,069,432)	$173,803	$3,025,421

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2022	$2,827	$7,557,297	$302,276	$(710,885)	$(2,065,959)	$—	$5,085,556
Activity related to employee stock plans	3	17,888	37	—	—	—	17,928
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(307,640)	146,220	—	—	—	(161,420)
Changes related to cash flow derivative hedges	—	—	—	195,901	—	—	195,901
Change in defined benefit plans	—	—	—	12,597	—	—	12,597
Foreign currency translation adjustments	—	—	—	7,778	—	—	7,778
Purchase of treasury stock	—	—	—	—	(2,270)	—	(2,270)
Net Loss	—	—	(1,167,142)	—	—	—	(1,167,142)
Balance at March 31, 2022	$2,830	$7,267,545	$(718,609)	$(494,609)	$(2,068,229)	$—	$3,988,928

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2022.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 64 ships as of March 31, 2023. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Liquidity
As a result of the global pandemic impact of COVID-19, we paused our guest cruise operations in March 2020 and began resuming guest cruise operations in 2021, with our full fleet in service by June 2022. During this period of time, we have taken proactive measures to manage our liquidity, including issuing debt and shares of our common stock, amending credit agreements to defer payments, obtaining relevant modification of covenant requirements and waivers, and reducing operating expenses and capital expenditures.
As of March 31, 2023, we had liquidity of $3.9 billion, including $2.6 billion of undrawn revolving credit facility capacity, and $1.2 billion in cash and cash equivalents. We believe that we have sufficient liquidity to fund our obligations for at least the next twelve months from the issuance of these financial statements. Refer to Note 6. Debt for further information regarding refinancing transactions and the applicable financial covenants.
We will continue to pursue various opportunities to raise capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of our significant accounting policies.
All significant intercompany accounts and transactions are eliminated in consolidation. We consolidate entities over which we have control, usually evidenced by a direct ownership interest of greater than 50%, and variable interest entities where we are determined to be the primary beneficiary. Refer to Note 5. Investments and Other Assets for further information regarding our variable interest entities. For affiliates we do not control but over which we have significant influence on financial and operating policies, usually evidenced by a direct ownership interest from 20% to 50%, the investment is accounted for using the equity method.
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, Liabilities-Supplier Finance Programs (Subtopic 405-50) - Disclosure of Supplier Finance Program Obligations. This ASU requires that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. This ASU is expected to improve financial reporting by requiring new disclosures about the programs, thereby allowing financial statement users to better consider the effect of the programs on an entity’s working capital, liquidity, and cash flows. This ASU is effective for fiscal years beginning after December 15, 2022, except for the amendment on roll forward information which is effective for fiscal years beginning after December 15, 2023. We adopted ASU No. 2022-04 effective January 1, 2023. The adoption did not have a material impact to our consolidated financial statements and related disclosures.
Reclassifications
For the quarter ended March 31, 2023, we no longer separately present Accrued interest in our consolidated balance sheets. As a result, amounts presented in prior periods were reclassified to Accrued expenses and other liabilities to conform to the current year presentation.
For the quarter ended March 31, 2023, we no longer separately present Impairments and Credit losses in our consolidated statements of comprehensive loss. As a result, amounts presented in prior periods were reclassified to Other Operating to conform to the current year presentation.
For the quarter ended March 31, 2023, we no longer separately present Amortization of debt discounts and premiums; (Decrease) increase in accrued interest; and Impairments and Credit losses in our cash flows from Operating Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Amortization of debt issuance costs, discounts and premiums; Decrease in accrued expenses and other liabilities; and Other, net, respectively, within Operating Activities to conform to the current year presentation. Additionally, we no longer separately present Proceeds from the sale of property and equipment and other assets in our cash flows from Investing Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Other, net within Investing Activities to conform to the current year presentation.
Note 3. Revenues
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive loss. Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from two to 23 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $203.4 million and $76.9 million for the quarters ended March 31, 2023 and 2022, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended March 31,
	2023	2022
Revenues by itinerary
North America (1)	$2,193,008	$889,087
Asia/Pacific	333,010	34,633
Europe	1,897	1,425
Other regions(2)	214,489	79,633
Total revenues by itinerary	2,742,404	1,004,778
Other revenues(3)	142,742	54,453
Total revenues	$2,885,146	$1,059,231
(1)Includes the United States, Canada, Mexico and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South and Latin American countries.
(3) Includes revenues primarily related to cancellation fees, vacation protection insurance, casino operations, pre- and post-cruise tours and fees for operating certain port facilities. Amounts also include revenues related to procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 5. Investments and Other Assets for more information on our unconsolidated affiliates.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2023 and 2022, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2023	2022
Passenger ticket revenues:
United States	76%	84%
All other countries (1)	24%	16%
(1)No other individual country's revenue exceeded 10% for the quarters ended March 31, 2023 and 2022.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.5 billion and $1.8 billion as of March 31, 2023 and December 31, 2022, respectively.
We have provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”). As of March 31, 2023, our customer deposit balance includes approximately $0.5 billion of unredeemed FCCs. Given the lack of comparable historical experience of FCC redemptions, as of March 31, 2023 we are unable to estimate the number of FCCs that may not be used in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. One of our processors currently holds a portion of our customer deposits in reserve until the sailings take place or the funds are refunded to the customer. The cash reserve held by the processor was immaterial as of March 31, 2023.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2023 and December 31, 2022, our contract assets were $167.7 million and $167.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $244.9 million as of March 31, 2023 and $177.5 million as of December 31, 2022. Our prepaid travel advisor commissions, and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive loss.
Note 4. Loss Per Share
Basic and diluted loss per share is as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2023	2022
Net loss for basic and diluted loss per share	$(47,910)	$(1,167,142)
Weighted-average common shares outstanding	255,465	254,821
Diluted weighted-average shares outstanding	255,465	254,821
Basic loss per share	$(0.19)	$(4.58)
Diluted loss per share	$(0.19)	$(4.58)
Basic loss per share is computed by dividing Net Loss by the weighted-average number of common stock outstanding during each period. Diluted loss per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. If we have a net loss for the period, all potential common shares will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods. There were approximately 30,994,718 and 23,407,179 antidilutive shares for the quarters ended March 31, 2023 and March 31, 2022, respectively. As we had net loss for the quarters ended March 31, 2023 and March 31, 2022, all potential common shares were determined to be antidilutive, resulting in the same basic and diluted net loss per share amounts for the period.

Note 5. Investments and Other Assets
A Variable Interest Entity (“VIE”) is an entity in which the equity investors have not provided enough equity to finance the entity’s activities or the equity investors: (1) cannot directly or indirectly make decisions about the entity’s activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity’s activities involve or are conducted on behalf of an investor with a disproportionately small voting interest. We hold equity interests in ventures related to our cruise operations. We account for the majority of these investments as either an equity method investment or a controlled subsidiary.
Effective March 31, 2023, we closed on the previously announced partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also agreed to sell 80% of PortMiami. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership will pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
Unconsolidated investments ("equity method investments")

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
As of March 31, 2023, the net book value of our investment in TUIC was $483.9 million, primarily consisting of $384.6 million in equity and a loan of €83.2 million, or approximately $90.4 million based on the exchange rate at March 31, 2023. As of December 31, 2022, the net book value of our investment in TUIC was $466.0 million, primarily consisting of $361.5 million in equity and a loan of €87.2 million, or approximately $93.0 million based on the exchange rate at December 31, 2022. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
As part of the transaction with iCON, we sold our controlling interest in two Italian entities for an immaterial amount of net proceeds and recognized an immaterial gain on the sale. At closing, we have determined that the partnership and both Italian entities are VIE's. These entities in Italy represent development projects to own, develop, and manage cruise terminal facilities in key ports of call. We have determined that we are not the primary beneficiary for either of these entities as we do not have the power to direct the activities that most significantly impact the economic performance. Accordingly, we do not consolidate these entities.
For further information on the measurements used to estimate the fair value of our equity method investments, refer to Note 11. Fair Value Measurements and Derivative Instruments.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended March 31,
	2023	2022
Share of equity income (loss) from investments	$20,471	$(31,059)
Dividends received (1)	$802	$423
(1) Represents dividends received from our investments accounted for under the equity method of accounting during the quarters ended March 31, 2023 and March 31, 2022. The amounts included in the table above are net of tax withholdings.

	As of March 31, 2023	As of December 31, 2022
Total notes receivable due from equity investments	$99,746	$101,392
Less-current portion (1)	18,094	18,406
Long-term portion (2)	$81,652	$82,986
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
Consolidated investments ("controlled subsidiaries")
As part of the transaction with iCON, we sold noncontrolling interest in two controlled subsidiaries, comprised of PortMiami and one entity in Spain. The majority of the proceeds comes from selling 80% of PortMiami for $208.9 million and retained a 20% minority interest. We have determined PortMiami is a VIE, and we are the primary beneficiary as we have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we will continue to consolidate this entity. The cash consideration received, net of transaction costs, was allocated between paid in capital and noncontrolling interest using the net book value of PortMiami as of March 31, 2023, as presented in the statement of shareholders' equity.
Other Assets
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended March 31, 2023. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance beginning and ending balances as of March 31, 2023 and 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $81.6 million. The notes receivable for the previous sale of our property and equipment are related to loans that were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in thousands):

	Quarter Ended March 31,
	2023	2022
Balance, beginning of period	$83,227	$100,192
Credit loss (recovery), net	(7,287)	653
Write-offs	(2,355)	(8,152)
Balance, end of period	$73,585	$92,693

Note 6. Debt
Debt consists of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of March 31, 2023	As of December 31, 2022
Fixed rate debt:
Unsecured senior notes	3.70% to 11.63%	2026 - 2030	$7,898,504	$7,199,331
Secured senior notes	8.25% to 11.50%	2025 - 2029	2,373,981	2,370,855
Unsecured term loans	1.28% to 5.89%	2027 - 2034	4,439,699	4,561,129
Convertible notes	2.88% to 6.00%	2023 - 2025	1,725,000	1,725,000
Total fixed rate debt			16,437,184	15,856,315
Variable rate debt:
Unsecured revolving credit facilities (2)	6.20% to 6.95%	2024 - 2025	371,971	2,744,105
USD unsecured term loan	5.71% to 9.69%	2023 - 2037	4,198,261	4,335,973
Euro unsecured term loan	6.46% to 7.09%	2023 - 2028	544,488	534,589
Total variable rate debt			5,114,720	7,614,667
Finance lease liabilities			336,892	351,332
Total debt (3)			21,888,796	23,822,314
Less: unamortized debt issuance costs			(428,685)	(431,123)
Total debt, net of unamortized debt issuance costs			21,460,111	23,391,191
Less—current portion			(2,055,307)	(2,087,711)
Long-term portion			$19,404,804	$21,303,480
(1) Interest rates based on outstanding loans as of March 31, 2023, and for variable rate debt include either LIBOR, EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our $1.9 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.40% to 2.15%. Advances under our $1.1 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.80% to 2.15%. Based on applicable Term SOFR rates, as of March 31, 2023, the interest rates under the $1.9 billion facility and the $1.1 billion facility were 6.20% and 6.95%, respectively. We also pay a facility fee for each facility ranging from 0.20% to 0.30% of the total commitments under such facility.
(3) At March 31, 2023 and December 31, 2022, the weighted average interest rate for total debt was 6.35% and 6.23%, respectively.
Unsecured revolving credit facilities
In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving credit capacity by one year to April 2025, with the remainder maturing in April 2024. Additionally, during the quarter ended March 31, 2023 we repaid $2.4 billion under our revolving credit facilities, resulting in an aggregate borrowing capacity of $2.6 billion under our unsecured revolving credit facilities as of March 31, 2023.
Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of March 31, 2023.
Debt financing transactions
In February 2023, we issued $700 million aggregate principal amount of 7.25% senior guaranteed notes due January 2030 ("7.25% Priority Guaranteed Notes"). Upon closing, we terminated our commitment for the $700 million 364-day term loan facility. In addition, the remaining $350 million backstop committed financing was also terminated upon closing, which resulted in an immaterial loss on extinguishment of debt.

Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of March 31, 2023, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our export credit facilities and our non-export credit facilities have an outstanding principal amount of approximately $9.4 billion as of March 31, 2023. These facilities, as well as certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. As of March 31, 2023, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.

The following is a schedule of annual maturities on our total debt, including finance leases, as of March 31, 2023 for each of the next five years (in thousands):

Year	As of March 31, 2023 (1)
Remainder of 2023	$1,806,425
2024	2,295,347
2025	3,671,929
2026	2,753,605
2027	3,494,845
Thereafter	7,866,645
$21,888,796
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2023.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in August 2023.
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
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate in determining the present value of lease payments. We estimate our incremental borrowing rates based on Term SOFR and U.S. Treasury note rates corresponding to lease terms increased by the Company’s credit risk spread and reduced by the estimated impact of collateral. In addition, we have lease agreements with lease and non-lease components, which are generally accounted for separately. However, for berthing agreements, we account for the lease and non-lease components as a single lease component.
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for the Silver Dawn ship. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of March 31, 2023 and December 31, 2022. During the quarter ended March 31, 2023 we executed the bargain purchase option for the Silver Whisper.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease which we are reasonably certain to exercise. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $56.0 million and $55.5 million as of March 31, 2023 and December 31, 2022, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $260.1 million and $264.8 million as of March 31, 2023 and December 31, 2022, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the LIBOR rate.

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Loss Classification	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$55,101	$22,729
Operating lease costs	Other operating expenses	5,545	5,471
Operating lease costs	Marketing, selling and administrative expenses	5,442	4,776
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	5,791	6,093
Interest on lease liabilities	Interest expense, net of interest capitalized	7,502	4,600
Total lease costs		$79,381	$43,669
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarters ended March 31, 2023, and 2022 we had $37.7 million and $7.5 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive loss, respectively.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of March 31, 2023	As of December 31, 2022
Weighted average of the remaining lease term in years
Operating leases	17.81	17.69
Finance leases	19.68	19.26
Weighted average discount rate
Operating leases	7.24%	6.92%
Finance leases	6.44%	6.43%
Supplemental cash flow information related to leases is as follows (in thousands):

	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,421	$28,193
Operating cash flows from finance leases	$7,502	$4,600
Financing cash flows from finance leases	$13,988	$17,034
As of March 31, 2023, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2023	$89,291	$33,923
2024	105,441	44,465
2025	99,815	43,974
2026	90,555	38,412
2027	71,207	37,358
Thereafter	789,278	706,482
Total lease payments	1,245,587	904,614
Less: Interest	(657,672)	(567,722)
Present value of lease liabilities	$587,915	$336,892

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

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
In addition, as of March 31, 2023, we have an agreement in place with Chantiers de l'Atlantique to build an additional Edge-class ship, estimated for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
As of March 31, 2023, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $10.2 billion, of which we had deposited $0.9 billion as of such date. Approximately 49.2% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2023. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other income (expense) within our consolidated statements of comprehensive loss related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.

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
Note 9. Shareholders' Equity
Dividends
We did not declare any dividends during the quarters ended March 31, 2023 and March 31, 2022. During the first quarter of 2022, we were restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.
Noncontrolling Interests
Effective March 31, 2023, we closed the previously announced partnership with iCON. We sold 80% of PortMiami for $208.9 million and retained a 20% minority interest. The cash consideration received, net of transaction costs, was allocated between paid in capital and noncontrolling interest in the accompanying consolidated statement of shareholders' equity as of March 31, 2023. Refer to Note 5. Investments and Other Assets for further information on the transaction.
The Net Loss attributable to noncontrolling interest was immaterial during the quarters ended March 31, 2023 and March 31, 2022.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2023 and 2022 (in thousands):

	Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2023				Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2022
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(638,011)	$(7,921)	$2,718	$(643,214)	$(646,473)	$(56,835)	$(7,577)	$(710,885)
Other comprehensive income (loss) before reclassifications	(30,279)	3,168	(6,546)	(33,657)	224,619	11,869	7,778	244,266
Amounts reclassified from accumulated other comprehensive loss	(1,418)	345	—	(1,073)	(28,718)	728	—	(27,990)
Net current-period other comprehensive income (loss)	(31,697)	3,513	(6,546)	(34,730)	195,901	12,597	7,778	216,276
Ending balance	$(669,708)	$(4,408)	$(3,828)	$(677,944)	$(450,572)	$(44,238)	$201	$(494,609)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022	Affected Line Item in Statements of Comprehensive Loss
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$9,946	$(10,434)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,363)	(4,065)	Depreciation and amortization expenses
Foreign currency forward contracts	(501)	(1,218)	Other income (expense)
Fuel swaps	—	(369)	Other income (expense)
Fuel swaps	(3,664)	44,804	Fuel
	1,418	28,718
Amortization of defined benefit plans:
Actuarial loss	(345)	(728)	Payroll and related
	(345)	(728)
Total reclassifications for the period	$1,073	$27,990

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at March 31, 2023					Fair Value Measurements at December 31, 2022
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$1,226,871	$1,226,871	$1,226,871	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Total Assets	$1,226,871	$1,226,871	$1,226,871	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$21,123,218	$21,909,938	$—	$21,909,938	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
Total Liabilities	$21,123,218	$21,909,938	$—	$21,909,938	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
(1) Inputs based on quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2023 and December 31, 2022.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at March 31, 2023 and December 31, 2022.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at March 31, 2023				Fair Value Measurements at December 31, 2022
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$168,737	$—	$168,737	$—	$203,802	$—	$203,802	$—
Total Assets	$168,737	$—	$168,737	$—	$203,802	$—	$203,802	$—
Liabilities:
Derivative financial instruments(5)	$135,485	$—	$135,485	$—	$135,608	$—	$135,608	$—
Total Liabilities	$135,485	$—	$135,485	$—	$135,608	$—	$135,608	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of March 31, 2023 and December 31, 2022.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of March 31, 2023 and December 31, 2022.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
(5) Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2023 or December 31, 2022, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no nonfinancial instruments recorded at fair value as of March 31, 2023.
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2023				As of December 31, 2022
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$168,737	$(96,057)	$—	$72,680	$203,802	$(105,228)	$—	$98,574
Total	$168,737	$(96,057)	$—	$72,680	$203,802	$(105,228)	$—	$98,574

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2023				As of December 31, 2022
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(135,485)	$96,057	$—	$(39,428)	$(135,608)	$105,228	$—	$(30,380)
Total	$(135,485)	$96,057	$—	$(39,428)	$(135,608)	$105,228	$—	$(30,380)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2023, we had counterparty credit risk exposure under our derivative instruments of $88.5 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At March 31, 2023 and December 31, 2022, approximately 84% and 75%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At March 31, 2023 and December 31, 2022, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At March 31, 2023 and December 31, 2022, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2023 (in thousands)	Maturity	Debt Floating Rate		All-in Swap Fixed Rate as of March 31, 2023
Celebrity Reflection term loan	$109,083	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	245,000	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	271,875	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	380,417	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	345,267	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	383,333	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	191,667	October 2032	LIBOR plus	0.96%	2.84%
	$1,926,642
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2023.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2023.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2023 and December 31, 2022 was $1.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2023, the aggregate cost of our ships on order was $10.2 billion, of which we had deposited $922.5 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8.
Commitments and Contingencies, for further information on our ships on order. At March 31, 2023 and December 31, 2022, approximately 49.2% and 52.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2023 and 2022 the average notional amount of foreign currency forward contracts was approximately $1.2 billion and $0.8 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $4.1 million and $(7.0) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $(11.1) million and $7.2 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive loss.
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of March 31, 2023 and December 31, 2022 was $3.3 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investment in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €446.9 million, or approximately $485.5 million, as of March 31, 2023. As of December 31, 2022, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €433.0 million, or approximately $461.9 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) for each reporting period through the maturity dates of the fuel swaps. For the quarter ended March 31, 2023 and March 31, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At March 31, 2023, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024. As of March 31, 2023 and December 31, 2022, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2023	As of December 31, 2022
Designated as hedges:	(metric tons)
2023	673,551	825,651
2024	176,450	—

	Fuel Swap Agreements
	As of March 31, 2023	As of December 31, 2022
Designated hedges as a % of projected fuel purchases:	(% hedged)
2023	54%	50%
2024	10%	—%

As of March 31, 2023, there was $34.1 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $7.9 million of estimated unrealized net loss at December 31, 2022. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$94,170	$115,049	Other long-term liabilities	$—	$—
Foreign currency forward contracts	Derivative financial instruments	23,602	18,892	Derivative financial instruments	69,290	84,953
Foreign currency forward contracts	Other assets	31,916	25,504	Other long-term liabilities	3,461	150
Fuel swaps	Derivative financial instruments	19,049	40,191	Derivative financial instruments	52,546	46,359
Fuel swaps	Other assets	—	4,166	Other long-term liabilities	10,188	4,147
Total derivatives designated as hedging instruments under 815-20		$168,737	$203,802		$135,485	$135,609
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2023	As of December 31, 2022
Foreign currency debt	Current portion of long-term debt	$62,282	$62,282
Foreign currency debt	Long-term debt	423,230	399,577
		$485,512	$461,859
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive loss was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative		Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended March 31, 2023	Quarter Ended March 31, 2022	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Interest rate swaps	Interest expense, net of interest capitalized	$—	$(3,365)	$—	$6,024
		$—	$(3,365)	$—	$6,024

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Interest rate swaps	$(10,620)	$74,865
Foreign currency forward contracts	21,420	(40,062)
Fuel swaps	(41,079)	189,816
	$(30,279)	$224,619

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Foreign Currency Debt	$(8,980)	$2,745
	$(8,980)	$2,745

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2023	Quarter Ended March 31, 2022
Foreign currency forward contracts	Other income (expense)	$4,118	$(6,985)
Fuel swaps	Other income (expense)	—	(7)
		$4,118	$(6,992)
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
As of March 31, 2023, our senior unsecured debt credit rating was B by Standard & Poor's and B3 by Moody's. As of March 31, 2023, five of our interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter ended March 31, 2023, compared to the same period in 2022; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Financial Presentation
Description of Certain Line Items
Revenues
Our revenues are comprised of the following:
•Passenger ticket revenues, which consist of revenue recognized from the sale of passenger tickets and the sale of air transportation to and from our ships; and
•Onboard and other revenues, which consist primarily of revenues from the sale of goods and/or services onboard our ships not included in passenger ticket prices, casino operations, cancellation fees, sales of vacation protection insurance, pre- and post-cruise tours and fees for operating certain port facilities. Onboard and other revenues also include revenues we receive from independent third-party concessionaires that pay us a percentage of their revenues in exchange for the right to provide selected goods and/or services onboard our ships, as well as revenues received for procurement and management related services we perform on behalf of our unconsolidated affiliates.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the 2023 and 2022 periods, these items included (i) other income (expense); (ii) gain on sale of controlling interest; (iii) impairment and credit losses (recoveries); and (iv) restructuring charges and other initiative expenses. A reconciliation of Net Loss to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Loss per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Loss (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis. A reconciliation of Loss per Share to Adjusted Loss per share is provided below under Results of Operations.
Adjusted Net Loss is a non-GAAP measure that represents Net Loss excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on the extinguishment of debt; (ii) gain on sale of controlling interest; (iii) tax on the sale of PortMiami noncontrolling interest; (iv) Silver Whisper deferred tax liability release; (v) impairment and credit losses (recoveries); (vi) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; and (vii) restructuring charges and other initiative expenses. A reconciliation of Net Loss to Adjusted Net Loss is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents Net Loss excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Loss to EBITDA is provided below under Results of Operations.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.
Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes (i) the gain on sale of controlling interest; (ii) impairment and credit losses (recoveries); and (iii) restructuring and other initiative expenses.
Gross Margin Yield represent Gross Margin per APCD.
Adjusted Gross Margin represent Gross Margin, adjusted for payroll and related, fuel, food, other operating expenses, and depreciation and amortization. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
Net Yields represent Adjusted Gross Margin per APCD. We utilize Adjusted Gross Margin and Net Yields to manage our business on a day-to-day basis as we believe that they are the most relevant measures of our pricing performance because they reflect the cruise revenues earned by us net of our most significant variable costs, which are commissions, transportation and other expenses, and onboard and other expenses.
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

Results of Operations
Summary
Net loss and Adjusted Net loss for the first quarter of 2023 was $47.9 million and $58.9 million, or $(0.19) and $(0.23) per share on a diluted basis, respectively, reflecting our return to full operations, compared to Net Loss and Adjusted Net Loss of $(1.17) billion and $(1.16) billion, or $(4.58) and (4.57) per share on a diluted basis, respectively, for the first quarter of 2022.
Significant items for the quarter ended March 31, 2023 include:
•Total revenues, excluding the effect of changes in foreign currency exchange rates, increased $1.9 billion, respectively, for the quarter ended March 31, 2023 as compared to the same period in 2022. The increase reflects our return to full operations in 2023, compared to a partial return to operations during the same period in 2022. APCD for the first quarter ended March 31, 2023 was 11,233,489, compared to 7,692,906 in the same period in 2022.
•Total cruise operating expenses, excluding the effect of changes in foreign currency exchange rates, increased $0.6 billion , for the quarter ended March 31, 2023 as compared to the same period in 2022. The increase reflects our return to full operations in 2023, compared to a partial return to operations during the same period in 2022.
•In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment has extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving capacity by one year to April 2025, with the remainder maturing in April 2024. Additionally, during the quarter ended March 31, 2023, we repaid $2.4 billion under our revolving credit facilities, resulting in an aggregate borrowing capacity of $2.6 billion under the facilities as of March 31, 2023.
•In February 2023, we issued $700 million aggregate principal amount of 7.25% Priority Guaranteed Notes. Upon closing, we terminated our commitment for the $700 million 364-day term loan facility. In addition, the remaining $350 million backstop committed financing was also terminated upon closing.
•Effective March 31, 2023, we closed on the previously announced partnership with iCON. As part of the transaction, we sold 80% of PortMiami for $208.9 million and retained a 20% minority interest. The partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy, Spain, and the U.S. Virgin Islands. Refer to Note 5. Investments and Other Assets in our consolidated financial statements for further information on the transaction.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements.
Operating results for the quarter ended March 31, 2023 compared to the same period in 2022 are shown in the following table (in thousands, except per share data):

	Quarter Ended March 31,
	2023		2022
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$1,896,516	65.7%	$651,858	61.5%
Onboard and other revenues	988,630	34.3%	407,373	38.5%
Total revenues	2,885,146	100.0%	1,059,231	100.0%
Cruise operating expenses:
Commissions, transportation and other	402,930	14.0%	150,343	14.2%
Onboard and other	158,635	5.5%	74,439	7.0%
Payroll and related	309,998	10.7%	349,618	33.0%
Food	199,391	6.9%	100,184	9.5%
Fuel	301,513	10.5%	188,480	17.8%
Other operating	420,438	14.6%	321,878	30.4%
Total cruise operating expenses	1,792,905	62.1%	1,184,942	111.9%
Marketing, selling and administrative expenses	460,855	16.0%	394,030	37.2%
Depreciation and amortization expenses	359,773	12.5%	339,467	32.0%
Operating Income (Loss)	271,613	9.4%	(859,208)	(81.1)%
Other (expense) income:
Interest income	14,808	0.5%	3,322	0.3%
Interest expense, net of interest capitalized	(359,387)	(12.5)%	(277,659)	(26.2)%
Equity investment income (loss)	20,471	0.7%	(31,059)	(2.9)%
Other income (expense)	4,585	0.2%	(2,538)	(0.2)%
	(319,523)	(11.1)%	(307,934)	(29.1)%
Net Loss	$(47,910)	(1.7)%	$(1,167,142)	(110.2)%
Diluted Loss per Share	$(0.19)		$(4.58)

Adjusted Net Loss and Adjusted Loss per Share were calculated as follows (in thousands, except per share data):

	Quarter Ended March 31,
	2023	2022
Net Loss	$(47,910)	$(1,167,142)
Loss on extinguishment of debt	13,289	—
Gain on sale of controlling interest (1)	(3,130)	—
PortMiami tax on sale of noncontrolling interest (2)	10,020	—
Silver Whisper deferred tax liability release (3)	(25,784)	—
Impairment and credit losses (recoveries) (4)	(6,990)	173
Amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (5)	1,623	1,623
Restructuring charges and other initiative expenses	—	973
Adjusted Net Loss	$(58,882)	$(1,164,373)

Basic:
Loss per Share	$(0.19)	$(4.58)
Adjusted Loss per Share	$(0.23)	$(4.57)

Diluted:
Loss per Share	$(0.19)	$(4.58)
Adjusted Loss per Share	$(0.23)	$(4.57)

Weighted-Average Shares Outstanding:
Basic	255,465	254,821
Diluted	255,465	254,821
(1)Represents gain on sale of controlling interest in cruise terminal facilities in Italy. Included in Other operating within our consolidated statements of comprehensive loss.
(2)Represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other income (expense) in our consolidated statements of comprehensive loss. Refer to Note 5. Investments and Other Assets to our consolidated financial statements for further information on the transaction.
(3)Represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other income (expense) within our consolidated statements of comprehensive loss.
(4)Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive loss.
(5)Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2023	2022
Passengers Carried	1,806,270	734,809
Passenger Cruise Days	11,474,742	4,418,899
APCD	11,233,489	7,692,906
Occupancy	102.1%	57.4%

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Quarter Ended March 31,
	2023	2022
Net Loss	$(47,910)	$(1,167,142)
Interest income	(14,808)	(3,322)
Interest expense, net of interest capitalized	359,387	277,659
Depreciation and amortization expenses	359,773	339,467
Income tax (benefit) expense (1)	(8,343)	6,578
EBITDA	648,099	(546,760)

Other expense (income) (2)	3,758	(4,040)
Gain on sale of controlling interest (3)	(3,130)	—
Impairment and credit losses (recoveries) (4)	(6,990)	173
Restructuring charges and other initiative expenses	—	973
Adjusted EBITDA	$641,737	$(549,654)
(1) Included in Other income (expense) within our consolidated statements of comprehensive loss.
(2) Represents net non-operating income or expense. For the periods reported, primarily relates to gains or losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies. The amount excludes income tax (benefit) expense, included in the EBITDA calculation above.
(3)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. Included in Other operating within our consolidated statements of comprehensive loss.
(4) Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive loss.

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in thousands, except APCD and Yields):

	Quarter Ended March 31,
	2023	2022
Total revenue	$2,885,146	$1,059,231
Less:
Cruise operating expenses	1,792,905	1,184,942
Depreciation and amortization expenses	359,773	339,467

Gross Margin	732,468	(465,178)
Add:
Payroll and related	309,998	349,618
Food	199,391	100,184
Fuel	301,513	188,480
Other operating	420,438	321,878
Depreciation and amortization expenses	359,773	339,467
Adjusted Gross Margin	$2,323,581	$834,449

APCD	11,233,489	7,692,906
Gross Margin Yields	$65.20	$(60.47)
Net Yields	$206.84	$108.47

`

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended March 31,
	2023	2022
Total cruise operating expenses	$1,792,905	$1,184,942
Marketing, selling and administrative expenses	460,855	394,030
Gross Cruise Costs	2,253,760	1,578,972
Less:
Commissions, transportation and other	402,930	150,343
Onboard and other	158,635	74,439
Net Cruise Costs Including Other Costs	1,692,195	1,354,190
Less:
Gain on sale of controlling interest (1)	(3,130)	—
Impairment and credit recoveries (2)	(6,990)	173
Restructuring charges and other initiative expenses (3)	—	973
Net Cruise Costs	1,702,315	1,353,044
Less:
Fuel	301,513	188,480
Net Cruise Costs Excluding Fuel	$1,400,802	$1,164,564

APCD	11,233,489	7,692,906
Gross Cruise Costs per APCD	$200.63	$205.25
Net Cruise Costs per APCD	$151.54	$175.88
Net Cruise Costs Excluding Fuel per APCD	$124.70	$151.38
(1) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. Included in Other operating within our consolidated statements of comprehensive loss
(2) Represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. Included in Other operating within our consolidated statements of comprehensive loss.
(3) Included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive loss.

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022
In this section, references to 2023 refer to the quarter ended March 31, 2023 and references to 2022 refer to the quarter ended March 31, 2022.
Revenues
Total revenues for 2023 increased $1.8 billion to $2.9 billion from $1.1 billion in 2022.
Passenger ticket revenues comprised 65.7% of our 2023 total revenues. Passenger ticket revenues for 2023 increased by $1.2 billion, or 190.9% to $1.9 billion from $0.7 billion in 2022.
The remaining 34.3% of 2023 total revenues was comprised of Onboard and other revenues, which increased $0.6 billion, or 142.7% to $1.0 billion in 2023 from $407.4 million in 2022.
The increase in revenues reflects our return to full operations in 2023, compared to a partial return to operations during the same period in 2022. Occupancy in 2023 was 102.1% compared to 57.4% in 2022.
Onboard and other revenues included concession revenues of $104.0 million in 2023 and $48.4 million in 2022.
Cruise Operating Expenses
Total Cruise operating expenses for 2023 increased $0.6 billion to $1.8 billion from $1.2 billion in 2022. The increase was primarily due to:
•a $252.6 million increase in Commissions, transportation and other expenses;
•a $113.0 million increase in Fuel expense;
•a $99.2 million increase in Food expense;
•a $98.6 million increase in Other operating expenses; and
•a $84.2 million increase in Onboard and other expenses.
The increase in operating expenses noted above reflects our return to full operations in 2023, compared to a partial return to operations during the same period in 2022. Additionally, high inflation has impacted our operating costs, especially in fuel and food expense. Our cost of fuel (net of the financial impact of fuel swap agreements) for 2023 increased 25% per metric ton compared to 2022 mainly due to the increase in fuel price.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2023 increased $66.8 million, or 17.0%, to $460.9 million from $394.0 million in 2022. The increase reflects our return to full operations in 2023, compared to a partial return to operations during the same period in 2022. Additionally, the 2022 expenses reflect the ramp up of our global sales and marketing efforts to return to full operations in 2022.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2023 increased $20.3 million, or 6.0%, to $359.8 million from $339.5 million in 2022. The increase was primarily due to depreciation expenses for Celebrity Beyond and Silver Endeavour ships, which were not part of our fleet during the same period in 2022.
Other (Expense) Income
Interest expense, net of interest capitalized for 2023 increased $81.7 million, or 29.4%, to $359.4 million from $277.7 million in 2022. The increase was primarily due to refinancing transactions after the first quarter of 2022, as well as the impact of higher rates on floating-rate debt.
Equity investment income for 2023 was $20.5 million compared to Equity investment loss of $31.1 million in 2022. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2022 compared to losses in 2022.

Other Comprehensive (Loss) Income
Other comprehensive (loss) was $(34.7) million in 2023 compared to Other comprehensive income of $216.3 million in 2022. The decrease of $251.0 million, or 116.1% was primarily due to Losses on cash flow derivative hedges in 2023 of $31.7 million compared to a Gain on cash flow derivative hedges in 2022 of $195.9 million, mostly as a result of a significant decrease in fair value of our fuel swaps in 2023 compared to 2022.
Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by (used in) operating activities increased $1.8 billion to cash provided by of $1.3 billion for the three months ended March 31, 2023 compared to cash used of $0.5 billion for the same period in 2022. The increase was primarily attributable to our return to full operations in 2023, compared to a partial return to operations during the same period in 2022, and an increase in proceeds from customer deposits in 2023 compared to the same period in 2022.
Net cash used in investing activities decreased $1.2 billion to cash used of $234.1 million for the three months ended March 31, 2023, compared to cash used of $1.4 billion for the same period in 2022. The decrease was primarily attributable to a decrease in capital expenditures of $1.1 billion during 2023, compared to the same period in 2022, due to the delivery of Wonder of the Seas in 2022 compared to no ship deliveries during the same period in 2023.
Net cash used in financing activities was $1.8 billion for the three months ended March 31, 2023, compared to cash provided by financing activities of $1.2 billion for the same period in 2022. The change of $3.0 billion was primarily attributable to a decrease of $1.6 billion in debt proceeds in 2023 compared to the same period in 2022, and an increase in repayments of debt of $1.7 billion in 2023 compared to the same period in 2022. The change is partially offset by proceeds received of $209.3 million for the sale of noncontrolling interest of PortMiami during the quarter ended March 31, 2023.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of March 31, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

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

In addition, as of March 31, 2023, we have an agreement in place with Chantiers de l’Atlantique to build an additional Edge-class ship with capacity of approximately 3,250 berths, estimated for delivery in 2025, which is contingent upon completion of conditions precedent and financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2023, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $10.2 billion, of which we had deposited $0.9 billion. Approximately 49.2% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2023. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of March 31, 2023, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $4.2 billion for 2023. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of March 31, 2023, our material cash requirements were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	Thereafter	Total
Operating Activities:
Interest on debt(1)	$849,009	$1,202,768	$1,089,901	$833,427	$700,903	$1,237,058	$5,913,066
Other(2)	121,999	129,961	123,002	121,241	118,424	859,471	1,474,098
Investing Activities:
Ship purchase obligations(3)	2,701,378	1,894,327	1,329,279	1,259,517	—	—	7,184,501
Total	$3,672,386	$3,227,056	$2,542,182	$2,214,185	$819,327	$2,096,529	$14,571,665
(1)  Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at March 31, 2023. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2023.
(2) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $5.8 billion in final contractual installments, which have committed financing covering 80% of the cost of the ships on order for our Global Brands, almost all of which include sovereign financing guarantees. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
Refer to Note 6. Debt for maturities related to debt.
Refer to Note 7. Leases for maturities related to lease liabilities.
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
Off-Balance Sheet Arrangements
Refer to Note 5. Investments and Other Assets for ownership restrictions related to TUI Cruises.
Refer to Note 3. Revenues for credit card processor agreements for export credit agency guarantees.
Refer to Note 8. Commitments and Contingencies for other agreements.
As of March 31, 2023, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

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
The Company continually identifies and evaluates actions to maintain adequate liquidity. These include, and are not limited to: further reductions in capital expenditures, operating expenses and administrative costs and additional financings. Additionally, we will continue to pursue various opportunities to raise capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. If needed, actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2023, we had $7.8 billion of committed financing for our ships on order.
As of March 31, 2023, our obligations due through March 31, 2024 primarily consisted of $2.1 billion related to debt maturities, $1.3 billion related to interest on debt and $2.7 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Silver Nova, Icon of the Seas, and Celebrity Ascent.
As of March 31, 2023, we had liquidity of $3.9 billion, including cash and cash equivalents of $1.2 billion, and $2.6 billion of undrawn revolving credit facility capacity. Our revolving credit facilities were partially utilized through a combination of amounts drawn and letters of credit issued under the facilities as of March 31, 2023. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 6. Debt and Note 9. Shareholders' Equity to our consolidated financial statements for further information.
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
Based on our assumptions and estimates and our financial condition, we believe that we have sufficient financial resources to fund our obligations for at least the next twelve months from the issuance of these financial statements. However, there is no assurance that our assumptions and estimates are accurate as there is inherent uncertainty in our ability to predict future liquidity requirements. Refer to Note 1. General, to our consolidated financial statements under Part I. Item 1. Financial Statements for further information.
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of shareholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. In 2021 and 2022, the financial covenant levels were modified for 2023 and 2024. As of March 31, 2023, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our exposure to market risks since the date of our 2022 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other income (expense) within our consolidated statements of comprehensive loss related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of March 31, 2023, a total of 46 new ships with approximately 98,887 berths were on order for delivery through 2028 in the cruise industry, including 10 ships currently scheduled to be delivered to our Global and Partner Brands.

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
We have a substantial amount of debt and significant debt service obligations. As of March 31, 2023, we had total debt of $21.5 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of March 31, 2023, we have commitments for approximately $7.2 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate. Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further information regarding our "Secured Notes" and "Priority Guaranteed Notes".
We are subject to restrictive debt covenants that may limit our ability to finance our future operations and capital needs and to pursue business opportunities and activities. In addition, if we fail to comply with any of these restrictions, it could have a material adverse effect on us.
Certain of our debt instruments, including our indentures and our unsecured bank and export credit facilities, limit our flexibility in operating our business. For example, certain of our loan agreements and indentures restrict or limit our and our subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness; pay dividends or distributions on, or redeem or repurchase capital stock and make other restricted payments; make investments; consummate certain asset sales; engage in certain transactions with affiliates; grant or assume certain liens; and consolidate, merge or transfer all or substantially all of our assets. In addition, both our export credit facilities and our non-export credit facilities contain covenants that require us, among other things, to maintain a minimum liquidity, a specified minimum fixed charge coverage ratio, and limit our net debt-to-capital ratio. In addition, our ECA facilities also require us to maintain a minimum stockholders' equity. Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further discussion on our covenants and existing waivers.
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
We did not declare quarterly dividends on our common stock in the quarter ended March 31, 2023 and do not expect to pay dividends on our common stock for the foreseeable future.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of March 31, 2023, we had approximately $3.4 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 15.7% of our total indebtedness. As of March 31, 2023, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2023 interest expense by approximately $11.1 million. Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar.
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
As of March 31, 2023, approximately 89% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
The following table provides information about our repurchase of common stock during the quarter ended March 31, 2023.
There were no repurchases of common stock during the quarter ended March 31, 2023. In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31,2023	—	—	—	—
February 1, 2023 - February 28, 2023	229,740	5.24	—	—
March 1, 2023 - March 31, 2023	—	—	—	—
Total	229,740	5.24	—	—
(1) Includes shares related to employee stock plans; primarily 213,313 performance shares issued that did not vest as the performance criteria was not met and were repurchased at par value of $0.01 per share. Additionally, shares were withheld by us to cover withholding taxes due at the election of certain holders.

Item 6. Exhibits

10.1	Transition and Separation Agreement, dated as of March 31, 2023, by and between Lisa Lutoff-Perlo and Celebrity Cruises, Inc.
10.2	Form of Performance Shares Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated
10.3	Form of Performance Shares Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated
10.4	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the 2008 Equity Incentive Plan, as amended and restated
10.5	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated
10.6	Form of Restricted Stock Unit Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2023, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Loss for the quarters and three months ended March 31, 2023 and 2022;
(ii)    the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
May 4, 2023	(Principal Financial Officer and duly authorized signatory)