Form 10-Q
period 2023-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2023-07-27
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 256,173,359 shares of common stock outstanding as of July 24, 2023.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended June 30,
	2023	2022
Passenger ticket revenues	$2,443,506	$1,418,203
Onboard and other revenues	1,079,476	766,039
Total revenues	3,522,982	2,184,242
Cruise operating expenses:
Commissions, transportation and other	516,007	329,859
Onboard and other	220,315	155,570
Payroll and related	284,372	327,141
Food	202,695	155,226
Fuel	275,918	275,179
Other operating	455,569	436,944
Total cruise operating expenses	1,954,876	1,679,919
Marketing, selling and administrative expenses	434,848	371,425
Depreciation and amortization expenses	361,677	351,542
Operating Income (Loss)	771,581	(218,644)
Other income (expense):
Interest income	9,583	6,490
Interest expense, net of interest capitalized	(355,512)	(302,706)
Equity investment income (loss)	42,014	(13,179)
Other (expense) income	(5,386)	6,457
	(309,301)	(302,938)
Net Income (Loss)	$462,280	$(521,582)
Less: Net Income attributable to noncontrolling interest	3,519	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$458,761	$(521,582)
Earnings (Loss) per Share:
Basic	$1.79	$(2.05)
Diluted	$1.70	$(2.05)
Weighted-Average Shares Outstanding:
Basic	255,805	254,964
Diluted	281,913	254,964
Comprehensive Income (Loss)
Net Income (Loss)	$462,280	$(521,582)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,263)	12,682
Change in defined benefit plans	(3,785)	15,168
Gain (loss) on cash flow derivative hedges	4,988	(84,493)
Total other comprehensive loss	(2,060)	(56,643)
Comprehensive Income (Loss)	$460,220	$(578,225)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Six Months Ended June 30,
	2023	2022
Passenger ticket revenues	$4,340,022	$2,070,061
Onboard and other revenues	2,068,106	1,173,412
Total revenues	6,408,128	3,243,473
Cruise operating expenses:
Commissions, transportation and other	918,937	480,202
Onboard and other	378,950	230,009
Payroll and related	594,370	676,759
Food	402,086	255,410
Fuel	577,431	463,659
Other operating	876,007	758,822
Total cruise operating expenses	3,747,781	2,864,861
Marketing, selling and administrative expenses	895,703	765,455
Depreciation and amortization expenses	721,450	691,009
Operating Income (Loss)	1,043,194	(1,077,852)
Other income (expense):
Interest income	24,391	9,812
Interest expense, net of interest capitalized	(714,899)	(580,365)
Equity investment income (loss)	62,485	(44,238)
Other (expense) income	(771)	3,919
	(628,794)	(610,872)
Net Income (Loss)	414,400	(1,688,724)
Less: Net Income attributable to noncontrolling interest	3,549	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$410,851	$(1,688,724)
Earnings (Loss) per Share:
Basic	$1.61	$(6.63)
Diluted	$1.60	$(6.63)
Weighted-Average Shares Outstanding:
Basic	255,636	254,893
Diluted	258,741	254,893
Comprehensive Income (Loss)
Net Income (Loss)	$414,400	$(1,688,724)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,809)	20,460
Change in defined benefit plans	(272)	27,765
(Loss) Gain on cash flow derivative hedges	(26,709)	111,408
Total other comprehensive (loss) income	(36,790)	159,633
Comprehensive Income (Loss)	$377,610	$(1,529,091)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	June 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$726,424	$1,935,005
Trade and other receivables, net of allowances of $10,027 and $11,612 at June 30, 2023 and December 31, 2022, respectively	375,357	531,066
Inventories	215,915	224,016
Prepaid expenses and other assets	604,623	455,836
Derivative financial instruments	46,516	59,083
Total current assets	1,968,835	3,205,006
Property and equipment, net	27,935,922	27,546,445
Operating lease right-of-use assets	551,534	537,559
Goodwill	809,250	809,277
Other assets, net of allowances of $62,833 and $71,614 at June 30, 2023 and December 31, 2022, respectively	1,657,807	1,678,074
Total assets	$32,923,348	$33,776,361
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,713,299	$2,087,711
Current portion of operating lease liabilities	81,797	79,760
Accounts payable	692,011	646,727
Accrued expenses and other liabilities	1,391,553	1,459,957
Derivative financial instruments	111,864	131,312
Customer deposits	5,676,341	4,167,997
Total current liabilities	9,666,865	8,573,464
Long-term debt	18,685,633	21,303,480
Long-term operating lease liabilities	537,641	523,006
Other long-term liabilities	492,127	507,599
Total liabilities	29,382,266	30,907,549

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 284,405,911 and 283,257,102 shares issued, June 30, 2023 and December 31, 2022, respectively)	2,844	2,832
Paid-in capital	7,406,818	7,284,852
Accumulated deficit	(1,296,578)	(1,707,429)
Accumulated other comprehensive loss	(680,004)	(643,214)
Treasury stock (28,248,125 and 28,018,385 common shares at cost, June 30, 2023 and December 31, 2022, respectively)	(2,069,432)	(2,068,229)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	3,363,648	2,868,812
Noncontrolling Interests	177,434	—
Total shareholders’ equity	3,541,082	2,868,812
Total liabilities and shareholders’ equity	$32,923,348	$33,776,361

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Six Months Ended June 30,
	2023	2022
Operating Activities
Net Income (Loss)	$414,400	$(1,688,724)
Adjustments:
Depreciation and amortization	721,450	691,009
Net deferred income tax benefit	(6,139)	(9,205)
(Gain) loss on derivative instruments not designated as hedges	(11,675)	87,245
Share-based compensation expense	65,721	10,134
Equity investment (income) loss	(62,485)	44,238
Amortization of debt issuance costs, discounts and premiums	58,144	84,734
Loss on extinguishment of debt	43,518	—
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	131,865	(201,605)
Decrease (increase) in inventories	8,101	(78,884)
Increase in prepaid expenses and other assets	(139,249)	(168,948)
Increase in accounts payable trade	30,287	221,746
(Decrease) increase in accrued liabilities	(62,957)	16,818
Increase in customer deposits	1,508,345	1,007,876
Other, net	1,939	(66,641)
Net cash provided by (used in) operating activities	2,701,265	(50,207)
Investing Activities
Purchases of property and equipment	(1,048,389)	(2,317,747)
Cash received on settlement of derivative financial instruments	17,581	36,073
Cash paid on settlement of derivative financial instruments	(13,960)	(265,047)
Cash received on loans to unconsolidated affiliates	10,939	8,700
Other, net	11,680	10,474
Net cash used in investing activities	(1,022,149)	(2,527,547)
Financing Activities
Debt proceeds	1,208,177	3,831,566
Debt issuance costs	(52,610)	(133,946)
Repayments of debt	(4,249,101)	(1,706,807)
Proceeds from sale of noncontrolling interest	209,320	—
Other, net	(3,928)	(11,050)
Net cash (used in) provided by financing activities	(2,888,142)	1,979,763
Effect of exchange rate changes on cash and cash equivalents	445	(1,574)
Net decrease in cash and cash equivalents	(1,208,581)	(599,565)
Cash and cash equivalents at beginning of period	1,935,005	2,701,770
Cash and cash equivalents at end of period	$726,424	$2,102,205
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$560,023	$425,119
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$17,790	$33,189
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2023	$2,840	$7,351,493	$(1,755,339)	$(677,944)	$(2,069,432)	$173,803	$3,025,421
Activity related to employee stock plans	—	43,140	—	—	—	—	43,140
Convertible notes settlement	4	12,185	—	—	—	—	12,189
Changes related to cash flow derivative hedges	—	—	—	4,988	—	—	4,988
Change in defined benefit plans	—	—	—	(3,785)	—	—	(3,785)
Foreign currency translation adjustments	—	—	—	(3,263)	—	—	(3,263)
Noncontrolling interest	—	—	—	—	—	3,631	3,631
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	458,761	—	—	—	458,761
Balance at June 30, 2023	$2,844	$7,406,818	$(1,296,578)	$(680,004)	$(2,069,432)	$177,434	$3,541,082

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$2,832	$7,284,852	$(1,707,429)	$(643,214)	$(2,068,229)	$—	$2,868,812
Activity related to employee stock plans	8	64,483	—	—	—	—	64,491
Convertible notes settlement	4	12,185	—	—	—	—	12,189
Changes related to cash flow derivative hedges	—	—	—	(26,709)	—	—	(26,709)
Change in defined benefit plans	—	—	—	(272)	—	—	(272)
Foreign currency translation adjustments	—	—	—	(9,809)	—	—	(9,809)
Purchase of treasury stock	—	—	—	—	(1,203)	—	(1,203)
Sale of noncontrolling interest	—	45,298	—	—	—	173,803	219,101
Noncontrolling interest	—	—	—	—	—	3,631	3,631
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	410,851	—	—	—	410,851
Balance at June 30, 2023	$2,844	$7,406,818	$(1,296,578)	$(680,004)	$(2,069,432)	$177,434	$3,541,082

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 64 ships as of June 30, 2023. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Liquidity
As of June 30, 2023, we had liquidity of $3.7 billion, including $3.0 billion of undrawn revolving credit facility capacity, and $0.7 billion in cash and cash equivalents. We believe that we have sufficient liquidity to fund our obligations for at least the next twelve months from the issuance of these financial statements. Refer to Note 6. Debt for further information regarding refinancing transactions and the applicable financial covenants.
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
Reclassifications
For the six months ended June 30, 2023, we no longer separately present Accrued interest in our consolidated balance sheets. As a result, amounts presented in prior periods were reclassified to Accrued expenses and other liabilities to conform to the current year presentation.
For the quarter and six months ended June 30, 2023, we no longer separately present Impairments and Credit losses in our consolidated statements of comprehensive income (loss). As a result, amounts presented in prior periods were reclassified to Other Operating to conform to the current year presentation.
For the six months ended June 30, 2023, we no longer separately present Amortization of debt discounts and premiums; (Decrease) increase in accrued interest; and Impairments and Credit losses in our cash flows from Operating Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Amortization of debt issuance costs, discounts and premiums; (decrease) increase in accrued expenses and other liabilities; and Other, net, respectively, within Operating Activities to conform to the current year presentation. Additionally, we no longer separately present Proceeds from the sale of property and equipment and other assets in our cash flows from Investing Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Other, net within Investing Activities to conform to the current year presentation.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $226.1 million and $159.2 million for the quarters ended June 30, 2023 and 2022, respectively, and $429.5 million and $236.1 million for the six months ended June 30, 2023 and 2022, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues by itinerary
North America (1)	$2,136,503	$1,344,043	$4,329,512	$2,233,130
Asia/Pacific	169,394	45,216	502,404	79,849
Europe	840,740	527,134	842,637	528,559
Other regions(2)	227,285	159,390	441,774	239,022
Total revenues by itinerary	3,373,922	2,075,783	6,116,327	3,080,560
Other revenues(3)	149,060	108,459	291,801	162,913
Total revenues	$3,522,982	$2,184,242	$6,408,128	$3,243,473
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarter and six months ended June 30, 2023 and 2022, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2023	2022
Passenger ticket revenues:
United States	76%	78%
All other countries (1)	24%	22%

	Six Months Ended June 30,
	2023	2022
Passenger ticket revenues:
United States	76%	80%
All other countries (1)	24%	20%
(1)No other individual country's revenue exceeded 10% for the quarter and six months ended June 30, 2023 and 2022.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.8 billion and $1.8 billion as of June 30, 2023 and December 31, 2022, respectively.
During the pandemic we provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCC”). As of June 30, 2023, our customer deposit balance includes approximately $0.4 billion of unredeemed FCCs. Given the lack of comparable historical experience of FCC redemptions, as of June 30, 2023 we are unable to estimate the number of FCCs that may not be used in future periods and get recognized as breakage. We will update our breakage analysis as future information is received.
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
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. One of our processors currently holds a portion of our customer deposits in reserve until the sailings take place or the funds are refunded to the customer. The cash reserve held by the processor was immaterial as of June 30, 2023.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2023 and December 31, 2022, our contract assets were $165.5 million and $167.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $291.3 million as of June 30, 2023 and $177.5 million as of December 31, 2022. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for basic earnings (loss) per share	$458,761	$(521,582)	$410,851	$(1,688,724)
Add convertible notes interest	21,323	—	4,214	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for diluted earnings (loss) per share	480,084	(521,582)	415,065	(1,688,724)
Weighted-average common shares outstanding	255,805	254,964	255,636	254,893
Dilutive effect of stock-based awards	348	—	378	—
Dilutive effect of convertible notes	25,760	—	2,727	—
Diluted weighted-average shares outstanding	281,913	254,964	258,741	254,893
Basic earnings (loss) per share	$1.79	$(2.05)	$1.61	$(6.63)
Diluted earnings (loss) per share	$1.70	$(2.05)	$1.60	$(6.63)
Basic earnings (loss) per share is computed by dividing Net Income (Loss) by the weighted-average number of common stock outstanding during each period. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. If we have a net loss for the period, all potential common shares will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods. There were no antidilutive shares for the quarter ended June 30, 2023 and approximately 25,459,641 antidilutive shares from our convertible notes for the six months ended June 30, 2023, compared to 23,526,181 and 23,597,611 antidilutive shares from our stock-based awards and convertible notes for the quarter and six months ended June 30, 2022, respectively.

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
Effective March 31, 2023, we closed on the previously announced partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also agreed to sell 80% of the entity which owns our terminal at PortMiami. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership will pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
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
As of June 30, 2023, the net book value of our investment in TUIC was $508.3 million, primarily consisting of $415.4 million in equity and a loan of €79.3 million, or approximately $86.5 million based on the exchange rate at June 30, 2023. As of December 31, 2022, the net book value of our investment in TUIC was $466.0 million, primarily consisting of $361.5 million in equity and a loan of €87.2 million, or approximately $93.0 million based on the exchange rate at December 31, 2022. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Share of equity income (loss) from investments	$42,014	$(13,179)	$62,485	$(44,238)
Dividends received (1)	$3,025	$563	$3,827	$986
(1) Represents dividends received net of tax withholdings during the quarters and six months ended June 30, 2023 and June 30, 2022.

	As of June 30, 2023	As of December 31, 2022
Total notes receivable due from equity investments	$106,586	$101,392
Less-current portion (1)	38,237	18,406
Long-term portion (2)	$68,349	$82,986
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
Consolidated investments ("controlled subsidiaries")
As part of the transaction with iCON, we sold an 80% interest in the entity which owns our terminal at PortMiami for $208.9 million and retained a 20% minority interest, effective March 31, 2023. We also sold a noncontrolling interest in another entity which is developing a port project in Spain for an immaterial amount. We have determined that both of these entities are VIEs, and we are the primary beneficiary as we have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we will continue to consolidate both entities. The cash consideration received for the sale of the PortMiami terminal company, net of transaction costs, was allocated between paid in capital and noncontrolling interest using the net book value of our investment in the PortMiami terminal, as presented in the statement of shareholders' equity.
Other Assets
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended June 30, 2023. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance beginning and ending balances as of June 30, 2023 and 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $81.6 million. The notes receivable associated with previous sale of our property and equipment are related to loans that were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in thousands):

	Six Months Ended June 30,
	2023	2022
Balance, beginning of period	$83,227	$100,192
Credit loss (recovery), net	(7,868)	(10,623)
Write-offs	(2,499)	(9,024)
Balance, end of period	$72,860	$80,545

Note 6. Debt
Debt consists of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of June 30, 2023	As of December 31, 2022
Fixed rate debt:
Unsecured senior notes	3.70% to 11.63%	2026 - 2030	$7,898,588	$7,199,331
Secured senior notes	8.25% to 11.50%	2025 - 2029	1,988,564	2,370,855
Unsecured term loans	1.28% to 5.89%	2027 - 2035	4,837,257	4,561,129
Convertible notes	2.88% to 6.00%	2023 - 2025	1,375,000	1,725,000
Total fixed rate debt			16,099,409	15,856,315
Variable rate debt(2):
Unsecured revolving credit facilities (3)	6.54% to 7.29%	2024 - 2025	—	2,744,105
USD unsecured term loan	6.16% to 10.05%	2023 - 2037	3,906,095	4,335,973
Euro unsecured term loan	5.05% to 5.68%	2023 - 2028	492,289	534,589
Total variable rate debt			4,398,384	7,614,667
Finance lease liabilities			331,130	351,332
Total debt (4)			20,828,923	23,822,314
Less: unamortized debt issuance costs			(429,991)	(431,123)
Total debt, net of unamortized debt issuance costs			20,398,932	23,391,191
Less—current portion			(1,713,299)	(2,087,711)
Long-term portion			$18,685,633	$21,303,480
(1) Interest rates based on outstanding loans as of June 30, 2023, and for variable rate debt include either LIBOR, EURIBOR or Term SOFR plus the applicable margin.
(2) During the quarter ended June 30, 2023, we completed our transition from LIBOR to Term SOFR rates for substantially all of our variable rate facilities, with such transition to take effect at the next respective interest reset date for each such facility.
(3) Advances under our $1.9 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.30% to 2.05%. Advances under our $1.1 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.70% to 2.05%. Based on applicable Term SOFR rates, as of June 30, 2023, the maximum interest rates under the $1.9 billion facility and the $1.1 billion facility was 7.29%. We also pay a facility fee for each facility ranging from 0.20% to 0.30% of the total commitments under such facility.
(4) At June 30, 2023 and December 31, 2022, the weighted average interest rate for total debt was 7.16% and 6.23%, respectively.
Unsecured revolving credit facilities
In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving credit capacity by one year to April 2025, with the remainder maturing in April 2024. Additionally, during the six months ended June 30, 2023 we repaid $2.7 billion under our revolving credit facilities, resulting in an aggregate borrowing capacity of $3.0 billion under our unsecured revolving credit facilities as of June 30, 2023.
Convertible Notes
In June 2023, $350 million of our 4.25% Convertible Senior Notes matured. The notes were settled using a combination of $337.8 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid in capital by $12.2 million.

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
In June 2023, we took delivery of Silver Nova. To finance the delivery, we borrowed a total of $503.2 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.21% per annum.
In June 2023, we repaid $392.0 million of our 11.50% secured senior notes due in June 2025, which resulted in a total loss on extinguishment of debt of $30.2 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and six months ended June 30, 2023. In July 2023, we repaid an additional $300 million of our 11.50% secured senior notes due in June 2025.
Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2023, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. As of June 30, 2023, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.

The following is a schedule of annual maturities on our total debt, including finance leases, as of June 30, 2023 for each of the next five years (in thousands):

Year	As of June 30, 2023 (1)
Remainder of 2023	$1,016,304
2024	1,960,853
2025	3,329,844
2026	2,801,075
2027	3,537,745
Thereafter	8,183,102
$20,828,923

(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2023.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2023 and December 31, 2022. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in October 2023 and Silversea Cruises does not intend to renew the lease.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for the Silver Dawn ship. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of June 30, 2023 and December 31, 2022.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease which we are reasonably certain to exercise. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $56.4 million and $55.5 million as of June 30, 2023 and December 31, 2022, respectively.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $255.3 million and $264.8 million as of June 30, 2023 and December 31, 2022, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the LIBOR rate.

The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$39,872	$94,972
Operating lease costs	Other operating expenses	5,545	11,090
Operating lease costs	Marketing, selling and administrative expenses	5,544	11,005
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	5,791	11,582
Interest on lease liabilities	Interest expense, net of interest capitalized	7,226	14,728
Total lease costs		$63,978	$143,377

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2022	Six Months ended June 30, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$27,993	$50,722
Operating lease costs	Other operating expenses	5,523	10,994
Operating lease costs	Marketing, selling and administrative expenses	4,870	9,646
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,102	12,195
Interest on lease liabilities	Interest expense, net of interest capitalized	4,654	9,254
Total lease costs		$49,142	$92,811
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and six months ended June 30, 2023, we had $21.2 million and $58.9 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively, compared to $11.9 million and $19.4 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss) during the quarter and six months ended June 30, 2022, respectively.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of June 30, 2023	As of December 31, 2022
Weighted average of the remaining lease term in years
Operating leases	17.46	17.69
Finance leases	19.63	19.26
Weighted average discount rate
Operating leases	7.35%	6.92%
Finance leases	6.46%	6.43%

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$90,801	$56,270
Operating cash flows from finance leases	14,728	$9,254
Financing cash flows from finance leases	$19,409	$22,455
As of June 30, 2023, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2023	$64,671	$23,048
2024	116,585	44,465
2025	108,572	43,974
2026	96,330	38,412
2027	76,629	37,358
Thereafter	830,976	706,887
Total lease payments	1,293,763	894,144
Less: Interest	(674,325)	(563,014)
Present value of lease liabilities	$619,438	$331,130

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of June 30, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution Class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			40,830
During the quarter ended June 30, 2023, we received commitments for the unsecured financing of the fifth Edge-class ship for up to 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing.
In June 2023, we amended the credit agreement for Celebrity Ascent, to increase the maximum loan amount by €32.1 million or $35.0 million based on the exchange rate at June 30, 2023. Interest on the incremental portion of the loan will accrue at a floating rate equal to Term SOFR plus 1.45%.
As of June 30, 2023, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $11.0 billion, of which we had deposited $1.0 billion as of such date. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Note 9. Shareholders' Equity
Dividends
We did not declare any dividends during the six months ended June 30, 2023 and 2022. We were previously restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.
Noncontrolling Interests
Effective March 31, 2023, we closed the previously announced partnership with iCON. We sold 80% of the entity which owns our terminal at PortMiami for $208.9 million and retained a 20% minority interest. The cash consideration received, net of transaction costs, was allocated between paid in capital and noncontrolling interest in the accompanying consolidated statement of shareholders' equity for the six months ended June 30, 2023. Refer to Note 5. Investments and Other Assets for further information on the transaction.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2023 and 2022 (in thousands):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2023				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2022
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(638,011)	$(7,921)	$2,718	$(643,214)	$(646,473)	$(56,835)	$(7,577)	$(710,885)
Other comprehensive income (loss) before reclassifications	(40,747)	(962)	(9,809)	(51,518)	207,406	26,107	20,460	253,973
Amounts reclassified from accumulated other comprehensive loss	14,038	690	—	14,728	(95,998)	1,658	—	(94,340)
Net current-period other comprehensive income (loss)	(26,709)	(272)	(9,809)	(36,790)	111,408	27,765	20,460	159,633
Ending balance	$(664,720)	$(8,193)	$(7,091)	$(680,004)	$(535,065)	$(29,070)	$12,883	$(551,252)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$10,491	$(5,152)	$20,439	$(15,585)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,363)	(4,294)	(8,726)	(8,359)	Depreciation and amortization expenses
Foreign currency forward contracts	(9,518)	(471)	(10,019)	(1,689)	Other (expense) income
Fuel swaps	—	15	—	(354)	Other (expense) income
Fuel swaps	(12,068)	77,181	(15,732)	121,985	Fuel
	(15,458)	67,279	(14,038)	95,998
Amortization of defined benefit plans:
Actuarial loss	(345)	(930)	(690)	(1,658)	Payroll and related
	(345)	(930)	(690)	(1,658)
Total reclassifications for the period	$(15,803)	$66,349	$(14,728)	$94,340

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at June 30, 2023					Fair Value Measurements at December 31, 2022
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$726,424	$726,424	$726,424	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Total Assets	$726,424	$726,424	$726,424	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,067,802	$21,873,063	$—	$21,873,063	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
Total Liabilities	$20,067,802	$21,873,063	$—	$21,873,063	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
(1) Inputs based on quoted prices (unadjusted) in active markets for identical assets that we have the ability to access. Valuation of these items does not entail a significant amount of judgment.
(2) Inputs other than quoted prices included within Level 1 that are observable for the liability, either directly or indirectly. For unsecured revolving credit facilities and unsecured term loans, fair value is determined utilizing the income valuation approach. This valuation model takes into account the contract terms of our debt such as the debt maturity and the interest rate on the debt. The valuation model also takes into account the creditworthiness of the Company. We valued our senior notes and convertible notes using a quoted market price, which is considered a Level 2 input as it is observable in the market; however, these instruments have a limited trading volume and as such this fair value estimate is not necessarily indicative of the value at which the instruments could be retired or transferred.
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2023 and December 31, 2022.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at June 30, 2023 and December 31, 2022.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at June 30, 2023				Fair Value Measurements at December 31, 2022
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$171,629	$—	$171,629	$—	$203,802	$—	$203,802	$—
Total Assets	$171,629	$—	$171,629	$—	$203,802	$—	$203,802	$—
Liabilities:
Derivative financial instruments(4)	$141,832	$—	$141,832	$—	$135,608	$—	$135,608	$—
Total Liabilities	$141,832	$—	$141,832	$—	$135,608	$—	$135,608	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of June 30, 2023 and December 31, 2022.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of June 30, 2023 and December 31, 2022.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2023 or December 31, 2022, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no nonfinancial instruments recorded at fair value as of June 30, 2023.
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
The following table presents information about the Company’s offsetting of financial assets under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2023				As of December 31, 2022
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$171,629	$(83,061)	$—	$88,568	$203,802	$(105,228)	$—	$98,574
Total	$171,629	$(83,061)	$—	$88,568	$203,802	$(105,228)	$—	$98,574

The following table presents information about the Company’s offsetting of financial liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2023				As of December 31, 2022
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(141,832)	$83,061	$—	$(58,771)	$(135,608)	$105,228	$—	$(30,380)
Total	$(141,832)	$83,061	$—	$(58,771)	$(135,608)	$105,228	$—	$(30,380)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2023, we had counterparty credit risk exposure under our derivative instruments of $98.9 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At June 30, 2023 and December 31, 2022, approximately 86% and 75%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At June 30, 2023 and December 31, 2022, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At June 30, 2023 and December 31, 2022, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2023 (in thousands)	Maturity	Debt Floating Rate (3)		All-in Swap Fixed Rate as of June 30, 2023
Celebrity Reflection term loan	$81,813	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	214,375	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	241,667	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	345,833	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	315,251	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	364,167	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	182,083	October 2032	LIBOR plus	0.96%	2.84%
	$1,745,189
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2023.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include LIBOR zero-floors matching the debt LIBOR zero-floor.
(3)During the quarter ended June 30, 2023, we completed our transition from LIBOR to Term SOFR rates for substantially all of our Interest rate swap agreements, with such transition to take effect at the next respective interest reset date for each such agreement.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2023 and December 31, 2022 was $1.7 billion and $1.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2023, the aggregate cost of our ships on order was $11.0 billion, of which we had deposited $1.0 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At June 30, 2023 and December 31, 2022, approximately 42.3% and 52.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2023 and 2022 the average notional amount of foreign currency forward contracts was approximately $1.3 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $8.3 million and $(80.9) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $(16.3) million and $78.6 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss). For the six months ended June 30, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of $12.4 million and $(87.9) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $(27.3) million and $85.8 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2023 and December 31, 2022 was $4.0 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investment in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €461.8 million, or approximately $503.9 million, as of June 30, 2023. As of December 31, 2022, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €433.0 million, or approximately $461.9 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other (expense) income for each reporting period through the maturity dates of the fuel swaps. For the quarter ended June 30, 2023 and June 30, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At June 30, 2023, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024 and 2025. As of June 30, 2023 and December 31, 2022, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2023	As of December 31, 2022
Designated as hedges:	(metric tons)
2023	448,100	825,651
2024	791,051	—
2025	456,000	—

	Fuel Swap Agreements
	As of June 30, 2023	As of December 31, 2022
Designated hedges as a % of projected fuel purchases:	(% hedged)
2023	54%	50%
2024	45%	—%
2025	25%	—%

As of June 30, 2023, there was $31.7 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $7.9 million of estimated unrealized net loss at December 31, 2022. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$106,608	$115,049	Other long-term liabilities	$—	$—
Foreign currency forward contracts	Derivative financial instruments	33,357	18,892	Derivative financial instruments	67,836	84,953
Foreign currency forward contracts	Other assets	17,806	25,504	Other long-term liabilities	3,106	150
Fuel swaps	Derivative financial instruments	13,159	40,191	Derivative financial instruments	44,028	46,359
Fuel swaps	Other assets	699	4,166	Other long-term liabilities	26,862	4,147
Total derivatives designated as hedging instruments under 815-20		$171,629	$203,802		$141,832	$135,609
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2023	As of December 31, 2022
Foreign currency debt	Current portion of long-term debt	$63,712	$62,282
Foreign currency debt	Long-term debt	440,181	399,577
		$503,893	$461,859
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest rate swaps	Interest expense, net of interest capitalized	$—	$(1,170)	$—	$(4,535)	$—	$2,927	$—	$8,951
		$—	$(1,170)	$—	$(4,535)	$—	$2,927	$—	$8,951

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Interest rate swaps	$23,419	$29,251	$12,800	$104,116
Foreign currency forward contracts	(8,672)	(122,915)	12,748	(162,977)
Fuel swaps	(25,216)	76,451	(66,295)	266,267
	$(10,469)	$(17,213)	$(40,747)	$207,406

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Foreign Currency Debt	$(2,258)	$16,814	$(11,238)	$19,559
	$(2,258)	$16,814	$(11,238)	$19,559

The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2023	Quarter Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Foreign currency forward contracts	Other (expense) income	$8,255	$(80,897)	$12,372	$(87,882)
Fuel swaps	Other (expense) income	—	273	—	266
		$8,255	$(80,624)	$12,372	$(87,616)
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
As of June 30, 2023, our senior unsecured debt credit rating was B by Standard & Poor's and B3 by Moody's. As of June 30, 2023, five of our interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter and six months ended June 30, 2023, compared to the same period in 2022; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the 2023 and 2022 periods, these items included (i) other (income) expense; (ii) gain on sale of controlling interest; (iii) recovery of losses from one of our equity method investees; (iv) impairment and credit losses (recoveries); and (v) restructuring charges and other initiative expenses. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Earnings (Loss) per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis. A reconciliation of Earnings (Loss) per Share to Adjusted Loss per share is provided below under Results of Operations.
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on the extinguishment of debt; (ii) gain on sale of controlling interest; (iii) tax on the sale of PortMiami noncontrolling interest; (iv) Silver Whisper deferred tax liability release; (v) recovery of losses from one of our equity method investees; (vi) impairment and credit losses (recoveries); (vii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; and (viii) restructuring charges and other initiative expenses. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. Loss is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to EBITDA is provided below under Results of Operations.
Gross Cruise Costs represent the sum of total cruise operating expenses plus marketing, selling and administrative expenses.
Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes (i) the gain on sale of controlling interest; (ii) impairment and credit losses (recoveries); and (iii) restructuring and other initiative expenses.
Gross Margin Yield represent Gross Margin per APCD.
Adjusted Gross Margin represent Gross Margin, adjusted for payroll and related, food, fuel, other operating expenses, and depreciation and amortization. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.

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
The use of certain significant non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to other companies within the industry.
We have not provided a quantitative reconciliation of projected non-GAAP financial measures to the most comparable GAAP financial measures because preparation of meaningful U.S. GAAP projections would require unreasonable effort. Due to significant uncertainty, we are unable to predict, without unreasonable effort, the future movement of foreign exchange rates, fuel prices and interest rates inclusive of our related hedging programs. In addition, we are unable to determine the future impact of non-core business related gains and losses which may result from strategic initiatives. These items are uncertain and could be material to our results of operations in accordance with U.S GAAP. Due to this uncertainty, we do not believe that reconciling information for such projected figures would be meaningful.

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2023 was $458.8 million and $491.7 million, reflecting our full operations at higher occupancy in 2023, compared to Net Loss and Adjusted Net Loss of $(521.6) million and $(530.0) million, respectively, for the second quarter of 2022.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the six months ended June 30, 2023 was $410.9 million and $432.8 million, compared to Net Loss and Adjusted Net Loss of $1,688.7 million and $1,694.4 million, respectively, for the six months ended June 30, 2022.
Significant items for the quarter and six months ended June 30, 2023 include:
•Total revenues, increased $1.3 billion and $3.2 billion, respectively, for the quarter and six months ended June 30, 2023 as compared to the same period in 2022. The increase reflects our full operations in 2023 including a 13.7% and 27.5% higher capacity, and a 28.0% and 44.9% higher occupancy for the quarter ended and six months ended June 30, 2023, respectively, as well as an increase in ticket prices, compared to a partial return to operations during the same period in 2022.
•Total cruise operating expenses, increased $0.3 billion and $0.9 billion, respectively, for the quarter and six months ended June 30, 2023 as compared to the same period in 2022. The increase reflects our full operations in 2023 at higher capacity and occupancy, compared to a partial return to operations during the same period in 2022.
•In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment has extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving capacity by one year to April 2025, with the remainder maturing in April 2024. Additionally, during the six months ended June 30, 2023, we repaid $2.7 billion under our revolving credit facilities, resulting in an aggregate borrowing capacity of $3.0 billion under the facilities as of June 30, 2023.
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
•In June 2023, we took delivery of Silver Nova.
•In June 2023, we repaid $392.0 million of our 11.50% secured senior notes due in June 2025.
•In June 2023, our 4.25% Convertible Senior Notes with an outstanding balance of $350 million were settled using a combination of $337.8 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid in capital by $12.1 million.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements.
Operating results for the quarter and six months ended June 30, 2023 compared to the same period in 2022 are shown in the following table (in thousands, except per share data):

	Quarter Ended June 30,
	2023		2022
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,443,506	69.4%	$1,418,203	64.9%
Onboard and other revenues	1,079,476	30.6%	766,039	35.1%
Total revenues	3,522,982	100.0%	2,184,242	100.0%
Cruise operating expenses:
Commissions, transportation and other	516,007	14.6%	329,859	15.1%
Onboard and other	220,315	6.3%	155,570	7.1%
Payroll and related	284,372	8.1%	327,141	15.0%
Food	202,695	5.8%	155,226	7.1%
Fuel	275,918	7.8%	275,179	12.6%
Other operating	455,569	12.9%	436,944	20.0%
Total cruise operating expenses	1,954,876	55.5%	1,679,919	76.9%
Marketing, selling and administrative expenses	434,848	12.3%	371,425	17.0%
Depreciation and amortization expenses	361,677	10.3%	351,542	16.1%
Operating Income (Loss)	771,581	21.9%	(218,644)	(10.0)%
Other income (expense):
Interest income	9,583	0.3%	6,490	0.3%
Interest expense, net of interest capitalized	(355,512)	(10.1)%	(302,706)	(13.9)%
Equity investment income (loss)	42,014	1.2%	(13,179)	(0.6)%
Other (expense) income	(5,386)	(0.2)%	6,457	0.3%
	(309,301)	(8.8)%	(302,938)	(13.9)%
Net Income (Loss)	$462,280	13.1%	$(521,582)	(23.9)%
Less: Net Income attributable to noncontrolling interest	3,519	0.1%	—	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$458,761	13.0%	$(521,582)	(23.9)%
Diluted Earnings (Loss) per Share	$1.70		$(2.05)

	Six Months Ended June 30,
	2023		2022
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$4,340,022	67.7%	$2,070,061	63.8%
Onboard and other revenues	2,068,106	32.3%	1,173,412	36.2%
Total revenues	6,408,128	100.0%	3,243,473	100.0%
Cruise operating expenses:
Commissions, transportation and other	918,937	14.3%	480,202	14.8%
Onboard and other	378,950	5.9%	230,009	7.1%
Payroll and related	594,370	9.3%	676,759	20.9%
Food	402,086	6.3%	255,410	7.9%
Fuel	577,431	9.0%	463,659	14.3%
Other operating	876,007	13.7%	758,822	23.4%
Total cruise operating expenses	3,747,781	58.5%	2,864,861	88.3%
Marketing, selling and administrative expenses	895,703	14.0%	765,455	23.6%
Depreciation and amortization expenses	721,450	11.3%	691,009	21.3%
Operating Income (Loss)	1,043,194	16.3%	(1,077,852)	(33.2)%
Other income (expense):
Interest income	24,391	0.4%	9,812	0.3%
Interest expense, net of interest capitalized	(714,899)	(11.2)%	(580,365)	(17.9)%
Equity investment income (loss)	62,485	1.0%	(44,238)	(1.4)%
Other (expense) income	(771)	—%	3,919	0.1%
	(628,794)	(9.8)%	(610,872)	(18.8)%
Net Income (Loss)	$414,400	6.5%	$(1,688,724)	(52.1)%
Less: Net Income attributable to noncontrolling interest	3,549	0.1%	—	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$410,851	6.4%	$(1,688,724)	(52.1)%
Diluted Earnings (Loss) per Share	$1.60		$(6.63)

Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in thousands, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$458,761	$(521,582)	$410,851	$(1,688,724)
Loss on extinguishment of debt	30,229	—	43,518	—
Gain on sale of controlling interest (1)	—	—	(3,130)	—
PortMiami tax on sale of noncontrolling interest (2)	—	—	10,020	—
Silver Whisper deferred tax liability release (3)	—	—	(25,784)	—
Recovery of losses from one of our equity method investees	(4,228)	—	(4,228)	—
Impairment and credit losses (recoveries) (4)	—	(10,943)	(6,990)	(10,770)
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (5)	1,623	1,623	3,246	3,246
Restructuring charges and other initiative expenses	5,288	902	5,288	1,875
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$491,673	$(530,000)	$432,791	$(1,694,373)

Basic:
Earnings (Loss) per Share	$1.79	$(2.05)	$1.61	$(6.63)
Adjusted Earnings (Loss) per Share	$1.92	$(2.08)	$1.69	$(6.65)

Diluted:
Earnings (Loss) per Share (6)	$1.70	$(2.05)	$1.60	$(6.63)
Adjusted Earnings (Loss) per Share (6)	$1.82	$(2.08)	$1.69	$(6.65)

Weighted-Average Shares Outstanding:
Basic	255,805	254,964	255,636	254,893
Diluted	281,913	254,964	258,741	254,893
(1)Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2)Represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other (expense) income in our consolidated statements of comprehensive income (loss). Refer to Note 5. Investments and Other Assets to our consolidated financial statements for further information on the transaction.
(3)Represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(4)Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(5)Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(6)Diluted EPS and Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $21.3 million and $4.2 million for the quarter and six months ended June 30, 2023, respectively. Refer to Note 4. Earnings (Loss) Per Share to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Passengers Carried	1,900,810	1,340,622	3,707,079	2,075,431
Passenger Cruise Days	12,297,290	8,443,745	23,772,032	12,862,644
APCD	11,708,837	10,295,996	22,942,326	17,988,902
Occupancy	105.0%	82.0%	103.6%	71.5%

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$458,761	$(521,582)	$410,851	$(1,688,724)
Interest income	(9,583)	(6,490)	(24,391)	(9,812)
Interest expense, net of interest capitalized	355,512	302,706	714,899	580,365
Depreciation and amortization expenses	361,677	351,542	721,450	691,009
Income tax expense (benefit) (1)	7,806	(2,025)	(537)	4,553
EBITDA	1,174,173	124,151	1,822,272	(422,609)

Other (income) expense (2)	(2,420)	(4,432)	1,308	(8,472)
Gain on sale of controlling interest (3)	—	—	(3,130)	—
Recovery of losses from one of our equity method investees	(4,228)	—	(4,228)	—
Impairment and credit losses (recoveries) (4)	—	(10,943)	(6,990)	(10,770)
Restructuring charges and other initiative expenses	5,288	902	5,288	1,875
Adjusted EBITDA	$1,172,813	$109,678	$1,814,520	$(439,976)
(1)    These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(2) Represents net non-operating income or expense. For the periods reported, primarily relates to gains or losses arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies. The amount excludes income tax expense (benefit), included in the EBITDA calculation above.
(3)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(4) Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in thousands, except APCD and Yields):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$3,522,982	$2,184,242	$6,408,128	$3,243,473
Less:
Cruise operating expenses	1,954,876	1,679,919	3,747,781	2,864,861
Depreciation and amortization expenses	361,677	351,542	721,450	691,009

Gross Margin	1,206,429	152,781	1,938,897	(312,397)
Add:
Payroll and related	284,372	327,141	594,370	676,759
Food	202,695	155,226	402,086	255,410
Fuel	275,918	275,179	577,431	463,659
Other operating	455,569	436,944	876,007	758,822
Depreciation and amortization expenses	361,677	351,542	721,450	691,009
Adjusted Gross Margin	$2,786,660	$1,698,813	$5,110,241	$2,533,262

APCD	11,708,837	10,295,996	22,942,326	17,988,902
Gross Margin Yields	$103.04	$14.84	$84.51	$(17.37)
Net Yields	$238.00	$165.00	$222.74	$140.82

`

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total cruise operating expenses	$1,954,876	$1,679,919	$3,747,781	$2,864,861
Marketing, selling and administrative expenses	434,848	371,425	895,703	765,455
Gross Cruise Costs	2,389,724	2,051,344	4,643,484	3,630,316
Less:
Commissions, transportation and other	516,007	329,859	918,937	480,202
Onboard and other	220,315	155,570	378,950	230,009
Net Cruise Costs Including Other Costs	1,653,402	1,565,915	3,345,597	2,920,105
Less:
Gain on sale of controlling interest (1)	—	—	(3,130)	—
Impairment and credit recoveries (2)	—	(10,943)	(6,990)	(10,770)
Restructuring charges and other initiative expenses (3)	5,288	902	5,288	1,875
Net Cruise Costs	1,648,114	1,575,956	3,350,429	2,929,000
Less:
Fuel	275,918	275,179	577,431	463,659
Net Cruise Costs Excluding Fuel	$1,372,196	$1,300,777	$2,772,998	$2,465,341

APCD	11,708,837	10,295,996	22,942,326	17,988,902
Gross Cruise Costs per APCD	$204.10	$199.24	$202.40	$201.81
Net Cruise Costs per APCD	$140.76	$153.06	$146.04	$162.82
Net Cruise Costs Excluding Fuel per APCD	$117.19	$126.34	$120.87	$137.05
(1)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2) Represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(3) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended June 30, 2023 Compared to Quarter Ended June 30, 2022
In this section, references to 2023 refer to the quarter ended June 30, 2023 and references to 2022 refer to the quarter ended June 30, 2022.
Revenues
Total revenues for 2023 increased $1.3 billion to $3.5 billion from $2.2 billion in 2022.
Passenger ticket revenues comprised 69.4% of our 2023 total revenues. Passenger ticket revenues for 2023 increased by $1.0 billion, or 72.3% to $2.4 billion from $1.4 billion in 2022. The increase was primarily due to increase in ticket prices, and 28.0% higher occupancy in 2023 compared to the same period in 2022.
The remaining 30.6% of 2023 total revenues was comprised of Onboard and other revenues, which increased $0.3 billion, or 40.9% to $1.1 billion in 2023 from $766.0 million in 2022. The increase was primarily due to an increase in occupancy noted above in 2023 compared to the same period in 2022.
The increase in revenues reflect our full operations in 2023, compared to a partial return to operations during the same period in 2022. Occupancy in 2023 was 105.0% compared to 82.0% in 2022.
Onboard and other revenues included concession revenues of $115.2 million in 2023 and $80.6 million in 2022.
Cruise Operating Expenses
Total Cruise operating expenses for 2023 increased $0.3 billion to $2.0 billion from $1.7 billion in 2022. The increase was primarily due to:
•a $186.1 million increase in Commissions, transportation and other expenses;
•a $64.7 million increase in Onboard and other expenses; and
•a $47.5 million increase in Food expense.
The increase in operating expenses noted above reflects our full operations in 2023; at higher occupancy compared to the same period in 2022, as well as inflationary pressures on food expense.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2023 increased $63.4 million, or 17.1%, to $434.8 million from $371.4 million in 2022. The increase was primarily due to higher benefits expense related to our performance share awards driven by higher stock prices in 2023 compared to the same period in 2022.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2023 increased $10.1 million, or 2.9%, to $361.7 million from $351.5 million in 2022. The increase was primarily due to depreciation expenses for Silver Endeavour, which was not part of our fleet during the same period in 2022.
Other (Expense) Income
Interest expense, net of interest capitalized for 2023 increased $52.8 million, or 17.4%, to $355.5 million from $302.7 million in 2022. The increase was primarily due to loss on extinguishment of debt of $30.2 million, higher rates on refinancing transactions during the second half of 2022, as well as the impact of higher rates on floating-rate debt.
Equity investment income was $42.0 million for 2023 compared to Equity investment loss of $13.2 million in 2022. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2023 compared to losses in 2022.
Other Comprehensive Income (Loss)
Other comprehensive (loss) was $(2.1) million in 2023 compared to $(56.6) million for the same period in 2022. The decrease in loss of $54.6 million, or 96.4% was primarily due to a Gain on cash flow derivative hedges in 2023 of $5.0 million compared to a Loss on cash flow derivative hedges in 2022 of $(84.5) million, mostly as a result of a significant decrease in fair value of our fuel swaps in 2023 compared to 2022.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
In this section, references to 2023 refer to the six months ended June 30, 2023 and references to 2022 refer to the six months ended June 30, 2022
Revenues
Total revenues for 2023 increased $3.2 billion to $6.4 billion from $3.2 billion in 2022.
Passenger ticket revenues comprised 67.7% of our 2023 total revenues. Passenger ticket revenues for 2023 increased by $2.3 billion to $4.3 billion from $2.1 billion in 2022. The increase was primarily due to increase in ticket prices, 44.9% higher occupancy, and higher capacity of 27.5% compared to the same period in 2022.
The remaining 32.3% of 2023 total revenues was comprised of Onboard and other revenues, which increased $0.9 billion to $2.1 billion in 2023 from $1.2 billion in 2022. The increase was primarily due to an increase in occupancy and higher capacity as noted above, in 2023 compared to the same period in 2022.
The increase in revenues reflect our full operations in 2023, compared to a partial return to operations during the same period in 2022. Occupancy in 2023 was 103.6% compared to 71.5% in 2022.
Onboard and other revenues included concession revenues of $221.5 million in 2023 and $128.9 million in 2022.
Cruise Operating Expenses
Total Cruise operating expenses for 2023 increased $0.9 billion to $3.7 billion from $2.9 billion in 2022. The increase was primarily due to:
•a $438.7 million increase in Commissions, transportation and other expenses;
•a $148.9 million increase in Onboard and other expenses;
•a $146.7 million increase in Food expense; and
•a $113.8 million increase in Fuel expense.
The increase in operating expenses noted above reflects our to full operations in 2023; including additional capacity and higher occupancy compared to the same period in 2022, as well as inflationary pressures on food expense.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2023 increased $130.2 million, or 17.0%, to $0.9 billion from $0.8 billion in 2022. The increase was primarily due to an increase in payroll due to the additional capacity and higher occupancy, and to higher benefits expense related to our performance share awards driven by higher stock prices in 2023 compared to the same period in 2022.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2023 increased $30.4 million, or 4.4%, compared to 2022. The increase was primarily due to depreciation expenses for the Celebrity Beyond which entered service in the second quarter of 2022, and Silver Endeavour which was not part of our fleet during the same period in 2022.
Other (Expense) Income
Interest expense, net of interest capitalized for 2023 increased $134.5 million, or 23.2%, to $714.9 million from $580.4 million in 2022. The increase was primarily due to higher rates on refinancing transactions during the first half of 2023, as well as the impact of higher rates on floating-rate debt, and loss on extinguishment of debt of $43.5 million during the first half of 2023.
Equity investment Income for 2023 was $62.5 million compared to Equity investment loss of $(44.2) million in 2022. The increase in income was primarily due to income from TUI Cruises, one of our equity investments, in 2023 compared to losses in 2022.

Other Comprehensive (Loss) Income
Other comprehensive (loss) for 2023 was $(36.8) million compared to Other comprehensive income of $159.6 million in 2022. The change was primarily due to a Loss on cash flow derivative hedges in 2023 of $(26.7) million compared to a Gain on cash flow derivative hedges in 2022 of $111.4 million, which was mostly as a result of a significant decrease in fair value of our fuel swaps in 2023 compared to 2022.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities was $2.7 billion for the six months ended June 30, 2023, compared to cash used of $0.1 billion for the same period in 2022. The increase of $2.8 billion was primarily attributable to higher bookings, and occupancy in 2023 compared to the same period in 2022.
Net cash used in investing activities decreased $1.5 billion to cash used of $1.0 billion for the six months ended June 30, 2023, compared to cash used of $2.5 billion for the same period in 2022. The decrease was primarily attributable to a decrease in capital expenditures of $1.3 billion during 2023, compared to the same period in 2022, due to the delivery of Wonder of the Seas and Celebrity Beyond in 2022 compared to the delivery of Silver Nova during the same period in 2023, and a decrease in cash paid on the settlement of derivative financial instruments of $251.1 million during 2023, compared to the same period in 2022.
Net cash used in financing activities was $2.9 billion for the six months ended June 30, 2023, compared to cash provided by financing activities of $2.0 billion for the same period in 2022. The change of $4.9 billion was primarily attributable to a decrease of $2.6 billion in debt proceeds in 2023 compared to the same period in 2022, and an increase in repayments of debt of $2.5 billion in 2023 compared to the same period in 2022. The change is partially offset by proceeds received of $209.3 million for the sale of noncontrolling interest of PortMiami during the six months ended June 30, 2023.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of June 30, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises
Evolution Class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Unnamed	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			40,830
During the quarter ended June 30, 2023, we received commitments for the unsecured financing of the fifth Edge-class ship, estimated for delivery in 2025.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2023, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $11.0 billion, of which we had deposited $1.0 billion. Approximately 42.3% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2023. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of June 30, 2023, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $4.2 billion for 2023. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of June 30, 2023, our material cash requirements were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	Thereafter	Total
Operating Activities:
Interest on debt(1)	$703,166	$1,183,256	$1,076,694	$856,261	$720,304	$1,303,130	$5,842,811
Other(2)	63,105	119,279	112,926	116,485	118,721	885,929	1,416,445
Investing Activities:
Ship purchase obligations(3)	2,224,453	1,963,603	2,194,747	1,261,700	—	—	7,644,503
Total	$2,990,724	$3,266,138	$3,384,367	$2,234,446	$839,025	$2,189,059	$14,903,759
(1)  Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at June 30, 2023. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2023.
(2) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $6.2 billion in final contractual installments, which have committed financing covering 80% of the cost of the ships on order for our Global Brands, almost all of which include sovereign financing guarantees. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of June 30, 2023, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

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
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2023, we had $8.3 billion of committed financing for our ships on order.
As of June 30, 2023, our obligations due through June 30, 2024 primarily consisted of $1.7 billion related to debt maturities, $1.3 billion related to interest on debt and $4.1 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Icon of the Seas, Celebrity Ascent, Utopia of the Seas, and Silver Ray.
As of June 30, 2023, we had liquidity of $3.7 billion, including cash and cash equivalents of $0.7 billion, and $3.0 billion of undrawn revolving credit facility capacity. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 6. Debt and Note 9. Shareholders' Equity to our consolidated financial statements for further information.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of shareholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. In 2021 and 2022, the financial covenant levels were modified for 2023 and 2024. As of June 30, 2023, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit and the plaintiff has cross-appealed with regards to the interest calculation used for purposes of determining damages. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of June 30, 2023, a total of 46 new ships with approximately 91,677 berths were on order for delivery through 2028 in the cruise industry, including 10 ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We have a substantial amount of debt and significant debt service obligations. As of June 30, 2023, we had total debt of $20.4 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of June 30, 2023, we have commitments for approximately $8.3 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate. Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further information regarding our "Secured Notes" and "Priority Guaranteed Notes".
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
We have an aggregate principal amount of $1.4 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. Prior to August 15, 2023, and May 15, 2025, our convertible notes issued in October 2020, and August 2022, respectively, will be convertible at the option of holders during certain periods only upon satisfaction of certain conditions. Beyond those dates, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders. Additionally, if we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock.
We did not declare quarterly dividends on our common stock in the quarter ended June 30, 2023 and do not expect to pay dividends on our common stock for the foreseeable future.
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
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts, both internationally and in the U.S., are still developing, including the international alignment of such efforts, and we cannot yet determine what the final regulatory programs or their impact will be on our business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, pay for our emissions, modify our itineraries and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs. For example, the European Union has proposed and enacted parts of a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to increase the use of low carbon fuel onboard our vessels as well as connectivity to shore power. Part of the reforms that were enacted includes updates to the European Union Emission Trading System that imposes requirements on us to purchase carbon emission allowances for our emissions beginning in 2024. In addition, the U.S. and various state and foreign government or regulatory agencies have enacted, or may enact, environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO Sulfur Limit) or the incoming carbon intensity indicator regulation, that have or could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. If enacted, these regulations may individually or collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of June 30, 2023, we had approximately $2.9 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 14.0% of our total indebtedness. As of June 30, 2023, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2023 interest expense by approximately $13.3 million. Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar.
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
As of June 30, 2023, approximately 87% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
There were no repurchases of common stock during the quarter ended June 30, 2023. In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Item 5. Other Information
Rule 10b5-1 Plan Elections

On June 7, 2023, Michael W. Bayley, the President and Chief Executive Officer of Royal Caribbean International, entered into a 10b5-1 trading plan (the “Trading Plan”). The Trading Plan provides for the sale of up to 27,800 shares of the Company’s Common Stock between September 6, 2023 and January 31, 2024. The Trading Plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

10.1
Amendment No. 6 in connection with the Credit Agreement in respect of Hull S-719 dated as of June 21, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as lenders.

10.2
Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of June 30, 2023, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.3
Amendment No. 8 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.4
Amendment No. 9 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.5
Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex (ex hull no. K34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.6
Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.7
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of June 30, 2023, between the Company, Palmeraie Finance Limited, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.8
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. M34, dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent and the banks and financial institutions listed therein as lenders.

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2023, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2023 and 2022;
(ii)    the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
July 27, 2023	(Principal Financial Officer and duly authorized signatory)