Form 10-Q
period 2023-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2023-10-26
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 256,235,104 shares of common stock outstanding as of October 23, 2023.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Quarter Ended September 30,
	2023	2022
Passenger ticket revenues	$2,941,481	$2,020,974
Onboard and other revenues	1,218,972	972,101
Total revenues	4,160,453	2,993,075
Cruise operating expenses:
Commissions, transportation and other	632,075	484,054
Onboard and other	261,225	220,216
Payroll and related	293,629	304,369
Food	211,709	194,966
Fuel	272,408	316,214
Other operating	465,814	446,630
Total cruise operating expenses	2,136,860	1,966,449
Marketing, selling and administrative expenses	393,016	373,116
Depreciation and amortization expenses	365,473	355,085
Operating Income	1,265,104	298,425
Other income (expense):
Interest income	7,472	11,953
Interest expense, net of interest capitalized	(340,620)	(352,187)
Equity investment income	86,627	73,997
Other (expense) income	(7,905)	780
	(254,426)	(265,457)
Net Income	1,010,678	32,968
Less: Net Income attributable to noncontrolling interest	1,602	—
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,009,076	$32,968
Earnings per Share:
Basic	$3.94	$0.13
Diluted	$3.65	$0.13
Weighted-Average Shares Outstanding:
Basic	256,188	255,071
Diluted	281,876	255,378
Comprehensive Income (Loss)
Net Income	$1,010,678	$32,968
Other comprehensive income (loss):
Foreign currency translation adjustments	11,495	11,498
Change in defined benefit plans	3,972	7,226
Gain (loss) on cash flow derivative hedges	19,561	(259,949)
Total other comprehensive income (loss)	35,028	(241,225)
Comprehensive Income (Loss)	1,045,706	(208,257)
Less: Comprehensive Income attributable to noncontrolling interest	1,602	—
Comprehensive Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,044,104	$(208,257)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in thousands, except per share data)

	Nine Months Ended September 30,
	2023	2022
Passenger ticket revenues	$7,281,503	$4,091,035
Onboard and other revenues	3,287,078	2,145,513
Total revenues	10,568,581	6,236,548
Cruise operating expenses:
Commissions, transportation and other	1,551,012	964,256
Onboard and other	640,175	450,225
Payroll and related	887,999	981,128
Food	613,795	450,376
Fuel	849,839	779,873
Other operating	1,341,821	1,205,452
Total cruise operating expenses	5,884,641	4,831,310
Marketing, selling and administrative expenses	1,288,719	1,138,571
Depreciation and amortization expenses	1,086,923	1,046,094
Operating Income (Loss)	2,308,298	(779,427)
Other income (expense):
Interest income	31,863	21,765
Interest expense, net of interest capitalized	(1,055,519)	(932,552)
Equity investment income	149,112	29,759
Other (expense) income	(8,676)	4,699
	(883,220)	(876,329)
Net Income (Loss)	1,425,078	(1,655,756)
Less: Net Income attributable to noncontrolling interest	5,151	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,419,927	$(1,655,756)
Earnings (Loss) per Share:
Basic	$5.55	$(6.49)
Diluted	$5.24	$(6.49)
Weighted-Average Shares Outstanding:
Basic	255,822	254,953
Diluted	283,847	254,953
Comprehensive Income (Loss)
Net Income (Loss)	$1,425,078	$(1,655,756)
Other comprehensive income (loss):
Foreign currency translation adjustments	1,686	31,958
Change in defined benefit plans	3,700	34,991
Loss on cash flow derivative hedges	(7,148)	(148,541)
Total other comprehensive loss	(1,762)	(81,592)
Comprehensive Income (Loss)	1,423,316	(1,737,348)
Less: Comprehensive Income attributable to noncontrolling interest	5,151	—
Comprehensive Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,418,165	$(1,737,348)
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	As of
	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$600,117	$1,935,005
Trade and other receivables, net of allowances of $7,899 and $11,612 at September 30, 2023 and December 31, 2022, respectively	360,151	531,066
Inventories	241,522	224,016
Prepaid expenses and other assets	508,832	455,836
Derivative financial instruments	70,087	59,083
Total current assets	1,780,709	3,205,006
Property and equipment, net	27,854,624	27,546,445
Operating lease right-of-use assets	529,721	537,559
Goodwill	809,206	809,277
Other assets, net of allowances of $62,777 and $71,614 at September 30, 2023 and December 31, 2022, respectively	1,794,412	1,678,074
Total assets	$32,768,672	$33,776,361
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$2,043,965	$2,087,711
Current portion of operating lease liabilities	80,983	79,760
Accounts payable	715,386	646,727
Accrued expenses and other liabilities	1,210,858	1,459,957
Derivative financial instruments	158,165	131,312
Customer deposits	5,032,328	4,167,997
Total current liabilities	9,241,685	8,573,464
Long-term debt	17,924,927	21,303,480
Long-term operating lease liabilities	517,337	523,006
Other long-term liabilities	488,534	507,599
Total liabilities	28,172,483	30,907,549

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 284,483,109 and 283,257,102 shares issued, September 30, 2023 and December 31, 2022, respectively)	2,845	2,832
Paid-in capital	7,422,041	7,284,852
Accumulated deficit	(287,502)	(1,707,429)
Accumulated other comprehensive loss	(644,976)	(643,214)
Treasury stock (28,248,125 and 28,018,385 common shares at cost, September 30, 2023 and December 31, 2022, respectively)	(2,069,432)	(2,068,229)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	4,422,976	2,868,812
Noncontrolling Interests	173,213	—
Total shareholders’ equity	4,596,189	2,868,812
Total liabilities and shareholders’ equity	$32,768,672	$33,776,361

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net Income (Loss)	$1,425,078	$(1,655,756)
Adjustments:
Depreciation and amortization	1,086,923	1,046,094
Net deferred income tax benefit	(2,723)	(14,345)
Loss on derivative instruments not designated as hedges	30,904	175,686
Share-based compensation expense	79,315	24,285
Equity investment income	(149,112)	(29,759)
Amortization of debt issuance costs, discounts and premiums	84,015	129,957
Loss on extinguishment of debt	81,441	16,449
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	131,199	(173,555)
Increase in inventories, net	(17,506)	(86,962)
Increase in prepaid expenses and other assets	(43,721)	(108,429)
Increase in accounts payable trade	62,007	79,249
(Decrease) increase in accrued expenses and other liabilities	(247,065)	3,080
Increase in customer deposits	864,332	613,632
Other, net	(24,082)	(114,367)
Net cash provided by (used in) operating activities	3,361,005	(94,741)
Investing Activities
Purchases of property and equipment	(1,328,643)	(2,543,266)
Cash received on settlement of derivative financial instruments	23,096	42,958
Cash paid on settlement of derivative financial instruments	(66,272)	(389,387)
Investments in and loans to unconsolidated affiliates	(21,997)	(614)
Cash received on loans from unconsolidated affiliates	35,583	14,030
Other, net	9,021	5,328
Net cash used in investing activities	(1,349,212)	(2,870,951)
Financing Activities
Debt proceeds	1,808,177	7,207,566
Debt issuance costs	(56,150)	(222,787)
Repayments of debt	(5,305,966)	(5,135,323)
Proceeds from sale of noncontrolling interest	209,320	—
Other, net	(815)	(16,556)
Net cash (used in) provided by financing activities	(3,345,434)	1,832,900
Effect of exchange rate changes on cash and cash equivalents	(1,247)	(2,765)
Net decrease in cash and cash equivalents	(1,334,888)	(1,135,557)
Cash and cash equivalents at beginning of period	1,935,005	2,701,770
Cash and cash equivalents at end of period	$600,117	$1,566,213

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)
	Nine Months Ended September 30,
	2023	2022
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$1,064,031	$752,623
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$24,394	$26,026
Acquisition of property and equipment from assumed debt	$—	$275,000
Non-cash Financing Activity
Debt related to purchase of property and equipment	$—	$275,000
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in thousands)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at July 1, 2023	$2,844	$7,406,818	$(1,296,578)	$(680,004)	$(2,069,432)	$177,434	$3,541,082
Activity related to employee stock plans	1	14,479	—	—	—	—	14,480
Changes related to cash flow derivative hedges	—	—	—	19,561	—	—	19,561
Change in defined benefit plans	—	—	—	3,972	—	—	3,972
Foreign currency translation adjustments	—	—	—	11,495	—	—	11,495
Sale of noncontrolling interest	—	744	—	—	—	—	744
Noncontrolling interest	—	—	—	—	—	2,179	2,179
Dividends from noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,009,076	—	—	—	1,009,076
Balance at September 30, 2023	$2,845	$7,422,041	$(287,502)	$(644,976)	$(2,069,432)	$173,213	$4,596,189

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$2,832	$7,284,852	$(1,707,429)	$(643,214)	$(2,068,229)	$—	$2,868,812
Activity related to employee stock plans	9	78,962	—	—	—	—	78,971
Convertible notes settlement	4	12,185	—	—	—	—	12,189
Changes related to cash flow derivative hedges	—	—	—	(7,148)	—	—	(7,148)
Change in defined benefit plans	—	—	—	3,700	—	—	3,700
Foreign currency translation adjustments	—	—	—	1,686	—	—	1,686
Purchase of treasury stock	—	—	—	—	(1,203)	—	(1,203)
Sale of noncontrolling interest	—	46,042	—	—	—	173,803	219,845
Noncontrolling interest	—	—	—	—	—	5,810	5,810
Dividends to noncontrolling interest	—	—	—	—	—	(6,400)	(6,400)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,419,927	—	—	—	1,419,927
Balance at September 30, 2023	$2,845	$7,422,041	$(287,502)	$(644,976)	$(2,069,432)	$173,213	$4,596,189

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 64 ships as of September 30, 2023. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Liquidity
As of September 30, 2023, we had liquidity of $3.3 billion, including $2.7 billion of undrawn revolving credit facility capacity, and $0.6 billion in cash and cash equivalents. We believe that we have sufficient liquidity to fund our obligations for at least the next twelve months from the issuance of these financial statements. Refer to Note 6. Debt for further information regarding refinancing transactions and our applicable financial covenants.
We will continue to pursue, as appropriate, various opportunities to raise capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities.
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
Recent Accounting Pronouncements
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to provide users of joint venture financial statements with more decision-useful information. This ASU is effective for joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. We are currently evaluating the impact of the new guidance on our consolidated financial statements.
Reclassifications
For the quarter and nine months ended September 30, 2023, we no longer separately present Impairments and Credit losses in our consolidated statements of comprehensive income (loss). As a result, amounts presented in prior periods were reclassified to Other Operating to conform to the current year presentation.
For the nine months ended September 30, 2023, we no longer separately present Accrued interest in our consolidated balance sheets. As a result, amounts presented in prior periods were reclassified to Accrued expenses and other liabilities to conform to the current year presentation.
For the nine months ended September 30, 2023, we no longer separately present Amortization of debt discounts and premiums; (Decrease) increase in accrued interest; and Impairments and Credit losses in our cash flows from Operating Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Amortization of debt issuance costs, discounts and premiums; (Decrease) increase in accrued expenses and other liabilities; and Other, net, respectively, within Operating Activities to conform to the current year presentation. Additionally, we no longer separately present Proceeds from the sale of property and equipment and other assets in our cash flows from Investing Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Other, net within Investing Activities to conform to the current year presentation.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These type of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $252.3 million and $210.2 million for the quarters ended September 30, 2023 and 2022, respectively, and $0.7 billion and $446.3 million for the nine months ended September 30, 2023 and 2022, respectively.

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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues by itinerary
North America (1)	$2,275,292	$1,638,226	$6,620,877	$3,871,356
Asia/Pacific	118,238	46,137	589,747	125,986
Europe	1,375,478	1,002,936	2,272,277	1,531,495
Other regions(2)	181,367	169,200	580,979	408,222
Total revenues by itinerary	3,950,375	2,856,499	10,063,880	5,937,059
Other revenues(3)	210,078	136,576	504,701	299,489
Total revenues	$4,160,453	$2,993,075	$10,568,581	$6,236,548
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarter and nine months ended September 30, 2023 and 2022, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2023	2022
Passenger ticket revenues:
United States	72%	71%
United Kingdom	10%	11%
All other countries (1)	18%	18%

	Nine Months Ended September 30,
	2023	2022
Passenger ticket revenues:
United States	74%	75%
All other countries (1)	26%	25%
(1)No other individual country's revenue exceeded 10% for the quarter and nine months ended September 30, 2023 and 2022.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606,

Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.2 billion and $1.8 billion as of September 30, 2023 and December 31, 2022, respectively.
During the pandemic we provided flexibility to guests with bookings on sailings cancelled due to COVID-19 by allowing guests to receive future cruise credits (“FCCs”). As of September 30, 2023, our customer deposit balance includes approximately $0.4 billion of unredeemed FCCs. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarter ended September 30, 2023. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of September 30, 2023, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2023 and December 31, 2022, our contract assets were $168.1 million and $167.9 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $230.5 million as of September 30, 2023 and $177.5 million as of December 31, 2022. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).

Note 4. Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for basic earnings (loss) per share	$1,009,076	$32,968	$1,419,927	$(1,655,756)
Add convertible notes interest	20,269	—	67,605	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for diluted earnings (loss) per share	1,029,345	32,968	1,487,532	(1,655,756)
Weighted-average common shares outstanding	256,188	255,071	255,822	254,953
Dilutive effect of stock-based awards	857	307	586	—
Dilutive effect of convertible notes	24,831	—	27,439	—
Diluted weighted-average shares outstanding	281,876	255,378	283,847	254,953
Basic earnings (loss) per share	$3.94	$0.13	$5.55	$(6.49)
Diluted earnings (loss) per share	$3.65	$0.13	$5.24	$(6.49)
Basic earnings (loss) per share is computed by dividing Net Income (Loss) by the weighted-average number of common stock outstanding during each period. Diluted earnings (loss) per share incorporates the incremental shares issuable upon the assumed exercise of stock options and conversion of potentially dilutive securities. We use the if-converted method to calculate the impact of our convertible notes that may be settled in cash or shares. To the extent dilutive, shares related to our convertible notes are assumed to be converted into common stock at the beginning of the reporting period, and we add back the interest expense to the numerator.
If we have a net loss for the period, all potential common shares will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods. There were no antidilutive shares for the quarter and nine months ended September 30, 2023, compared to 30,532,145 and 31,085,736 antidilutive shares from our stock-based awards and convertible notes for the quarter and nine months ended September 30, 2022, respectively.

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
Effective March 31, 2023, we closed on the previously announced partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also sold 80% of the entity which owns our terminal at PortMiami to the partnership. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership has plans to pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
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

As of September 30, 2023, the net book value of our investment in TUIC was $586.7 million, primarily consisting of $498.5 million in equity and a loan of €75.3 million, or approximately $79.7 million based on the exchange rate at September 30, 2023. As of December 31, 2022, the net book value of our investment in TUIC was $466.0 million, primarily consisting of $361.5 million in equity and a loan of €87.2 million, or approximately $93.0 million based on the exchange rate at December 31, 2022. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
As part of the transaction with iCON, we sold our controlling interest in two Italian entities for an immaterial amount of net proceeds and recognized an immaterial gain on the sale. At closing, we have determined that the partnership and both Italian entities are VIE's. These entities in Italy represent development projects to own, develop, and manage cruise terminal facilities in key ports of call. We have determined that we are not the primary beneficiary for either of these entities as we do not have the power to direct the activities that most significantly impact the economic performance. Accordingly, we do not consolidate these entities and account for these investments under the equity method of accounting.
For further information on the measurements used to estimate the fair value of our equity method investments, refer to Note 11. Fair Value Measurements and Derivative Instruments.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Share of equity income from investments	$86,627	$73,997	$149,112	$29,759
Dividends received (1)	$628	$—	$4,455	$986
(1) Represents dividends received net of tax withholdings during the quarters and nine months ended September 30, 2023 and September 30, 2022.

	As of September 30, 2023	As of December 31, 2022
Total notes receivable due from equity investments	$100,752	$101,392
Less-current portion (1)	17,907	18,406
Long-term portion (2)	$82,845	$82,986
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
Consolidated investments ("controlled subsidiaries")
As part of the transaction with iCON, we sold an 80% interest in the entity which owns our terminal at PortMiami for $208.9 million and retained a 20% minority interest, effective March 31, 2023. We also sold a noncontrolling interest in another entity which is developing a port project in Spain for an immaterial amount. We have determined that both of these entities are VIEs, and we are the primary beneficiary as we have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we will continue to consolidate both entities. The cash consideration received for the sale of the PortMiami terminal company, net of transaction costs, was allocated between paid-in capital and noncontrolling interest using the net book value of our investment in the PortMiami terminal, as presented in the statement of shareholders' equity.

Other Assets
Credit Losses
We reviewed our notes receivable for credit losses in connection with the preparation of our financial statements for the quarter ended September 30, 2023. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance beginning and ending balances as of September 30, 2023 and 2022 primarily relate to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $81.6 million. The notes receivable associated with previous sale of our property and equipment are related to loans that were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in thousands):

	Nine Months Ended September 30,
	2023	2022
Balance, beginning of period	$83,227	$100,192
Credit loss (recovery), net	(9,975)	(8,466)
Write-offs	(2,576)	(9,024)
Balance, end of period	$70,676	$82,702

Note 6. Debt
Debt consists of the following (in thousands):

	Interest Rate (1)	Maturities Through	As of September 30, 2023	As of December 31, 2022
Fixed rate debt:
Unsecured senior notes	3.70% to 11.63%	2026 - 2030	$7,898,670	$7,199,331
Secured senior notes	8.25% to 11.50%	2025 - 2029	1,495,027	2,370,855
Unsecured term loans	1.28% to 5.89%	2027 - 2035	4,682,402	4,561,129
Convertible notes	2.88% to 6.00%	2023 - 2025	1,375,000	1,725,000
Total fixed rate debt			15,451,099	15,856,315
Variable rate debt(2):
Unsecured revolving credit facilities (3)	6.72% to 7.47%	2024 - 2025	350,000	2,744,105
USD unsecured term loan	6.30% to 10.05%	2023 - 2037	3,768,383	4,335,973
Euro unsecured term loan	5.28% to 6.11%	2023 - 2028	477,558	534,589
Total variable rate debt			4,595,941	7,614,667
Finance lease liabilities			327,334	351,332
Total debt (4)			20,374,374	23,822,314
Less: unamortized debt issuance costs			(405,482)	(431,123)
Total debt, net of unamortized debt issuance costs			19,968,892	23,391,191
Less—current portion			(2,043,965)	(2,087,711)
Long-term portion			$17,924,927	$21,303,480
(1) Interest rates based on outstanding loans as of September 30, 2023, and for variable rate debt include either LIBOR, EURIBOR or Term SOFR plus the applicable margin.

(2) During the quarter ended June 30, 2023, we completed our transition from LIBOR to Term SOFR rates for substantially all of our variable rate facilities, with such transition to take effect at the next respective interest reset date for each such facility.
(3) Advances under our $1.9 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.30% to 2.05%. Advances under our $1.1 billion facility accrue interest at Term SOFR plus an interest rate margin ranging from 1.70% to 2.05%. Based on applicable Term SOFR rates, as of September 30, 2023, the maximum interest rates under the $1.9 billion facility and the $1.1 billion facility was 7.47%. We also pay a facility fee for each facility ranging from 0.20% to 0.30% of the total commitments under such facility.
(4) At September 30, 2023 and December 31, 2022, the weighted average interest rate for total debt was 6.40% and 6.23%, respectively.
Unsecured revolving credit facilities
In January 2023, we amended and extended our two unsecured revolving credit facilities. The amendments extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving credit capacity by one year to April 2025, with the remainder maturing in April 2024. As of September 30, 2023, we had undrawn capacity of $2.7 billion under our unsecured revolving credit facilities. In October 2023, we refinanced both unsecured revolving credit facilities as well as the $501.6 million unsecured term loan scheduled to fully mature in October 2024. Following this refinancing, our aggregate revolving credit commitments are $3.5 billion. Of this amount, $1.6 billion is scheduled to mature in October 2028, $1.6 billion is scheduled to mature in October 2026, $242.5 million is scheduled to mature in April 2025 and the remaining balance is scheduled to mature in April 2024.
Convertible Notes
In June 2023, $350 million of our 4.25% Convertible Senior Notes matured. The notes were settled using a combination of $337.8 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid-in capital by $12.2 million.
In August 2023, we notified the holders of our 2.875% Convertible Senior Notes due November 15, 2023 of our irrevocable election to settle notes to which holders elect to convert with a combination of cash and shares of our common stock.
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
In June 2023, we repaid $392.0 million of our 11.50% secured senior notes due in June 2025, which resulted in a total loss on extinguishment of debt of $30.2 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2023. During the third quarter of 2023, we repaid an additional $500 million of these notes due in June 2025, resulting in a total loss on extinguishment of debt of $37.9 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2023.
In October 2023, we issued an irrevocable notice to redeem in early November 2023 the remaining $500 million balance of our 11.50% senior secured notes due June 2025. This redemption will be funded with existing liquidity.
Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. As of September 30, 2023, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.

Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. As of September 30, 2023, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
The following is a schedule of annual maturities on our total debt, including finance leases, as of September 30, 2023 for each of the next five years (in thousands):

Year	As of September 30, 2023 (1)
Remainder of 2023	$735,423
2024	2,308,807
2025	2,828,609
2026	2,797,022
2027	3,534,356
Thereafter	8,170,157
$20,374,374
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2023.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate and shipboard equipment, and are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of September 30, 2023 and December 31, 2022. Leases with an initial term of 12 months or less are not recorded on our consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases include Silver Explorer, operated by Silversea Cruises. The operating lease for Silver Explorer will expire in the fourth quarter of 2023 and Silversea Cruises does not intend to renew the lease.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for the Silver Dawn ship. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of September 30, 2023 and December 31, 2022.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease which we are reasonably certain to exercise. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $56.8 million and $55.5 million as of September 30, 2023 and December 31, 2022, respectively.

Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $250.6 million and $264.8 million as of September 30, 2023 and December 31, 2022, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the Term SOFR rate.
The components of lease expense were as follows (in thousands):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$32,925	$127,897
Operating lease costs	Other operating expenses	5,545	16,636
Operating lease costs	Marketing, selling and administrative expenses	5,350	16,354
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	5,792	17,374
Interest on lease liabilities	Interest expense, net of interest capitalized	7,658	22,386
Total lease costs		$57,270	$200,647

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$26,924	$77,646
Operating lease costs	Other operating expenses	5,545	16,540
Operating lease costs	Marketing, selling and administrative expenses	4,545	14,191
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6,115	18,311
Interest on lease liabilities	Interest expense, net of interest capitalized	5,942	15,196
Total lease costs		$49,071	$141,884
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and nine months ended September 30, 2023, we had $13.2 million and $72.1 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively, compared to $12.6 million and $32.0 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss) during the quarter and nine months ended September 30, 2022, respectively.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of September 30, 2023	As of December 31, 2022
Weighted average of the remaining lease term in years
Operating leases	17.73	17.69
Finance leases	19.49	19.26
Weighted average discount rate
Operating leases	7.36%	6.92%
Finance leases	6.48%	6.43%

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130,746	$92,859
Operating cash flows from finance leases	22,386	15,196
Financing cash flows from finance leases	$25,135	$42,791
As of September 30, 2023, maturities related to lease liabilities were as follows (in thousands):

Year	Operating Leases	Finance Leases
Remainder of 2023	$33,596	$11,892
2024	116,417	45,318
2025	108,407	44,827
2026	96,260	38,838
2027	76,559	37,358
Thereafter	830,371	707,296
Total lease payments	1,261,610	885,529
Less: Interest	(663,290)	(558,195)
Present value of lease liabilities	$598,320	$327,334

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Star of the Seas	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution Class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			40,830
During the quarter ended June 30, 2023, we received commitments for the unsecured financing of the fifth Edge-class ship for up to 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing.
In June 2023, we amended the credit agreement for Celebrity Ascent, to increase the maximum loan amount by €32.1 million or $34.0 million based on the exchange rate at September 30, 2023. Interest on the incremental portion of the loan will accrue at a floating rate equal to Term SOFR plus 1.45%.
In September 2023, we amended the credit agreement for Icon of the Seas, to increase the maximum loan amount by €96.8 million or $102.5 million based on the exchange rate at September 30, 2023. Interest on the incremental portion of the loan will accrue at a floating rate equal to Term SOFR plus 1.10%.
In October 2023, we amended the credit agreement for Silver Ray, to increase the maximum loan amount by €30.3 million or $32.1 million based on the exchange rate at September 30, 2023 At our election, interest on the incremental portion will accrue either (1) at a fixed rate of 6.77% (inclusive of the applicable margin) or (2) at a floating rate equal to Term SOFR plus 1.40%.
As of September 30, 2023, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $10.9 billion, of which we had deposited $1.1 billion as of such date. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Note 9. Shareholders' Equity
Dividends
We did not declare any dividends during the nine months ended September 30, 2023 and 2022. We were previously restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.
Noncontrolling Interests
Effective March 31, 2023, we closed the previously announced partnership with iCON. We sold 80% of the entity which owns our terminal at PortMiami for $208.9 million and retained a 20% minority interest. The cash consideration received, net of transaction costs, was allocated between paid-in capital and noncontrolling interest in the accompanying consolidated statement of shareholders' equity for the nine months ended September 30, 2023. Refer to Note 5. Investments and Other Assets for further information on the transaction.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2023 and 2022 (in thousands):

	Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2023				Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2022
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(638,011)	$(7,921)	$2,718	$(643,214)	$(646,473)	$(56,835)	$(7,577)	$(710,885)
Other comprehensive income (loss) before reclassifications	5,873	3,010	1,686	10,569	(18,061)	32,504	31,958	46,401
Amounts reclassified from accumulated other comprehensive loss	(13,021)	690	—	(12,331)	(130,480)	2,487	—	(127,993)
Net current-period other comprehensive income (loss)	(7,148)	3,700	1,686	(1,762)	(148,541)	34,991	31,958	(81,592)
Ending balance	$(645,159)	$(4,221)	$4,404	$(644,976)	$(795,014)	$(21,844)	$24,381	$(792,477)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2023 and 2022 (in thousands):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$14,951	$(4,197)	$35,389	$(19,782)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(4,379)	(4,363)	(13,105)	(12,722)	Depreciation and amortization expenses
Foreign currency forward contracts	—	(466)	(10,019)	(2,155)	Other (expense) income
Fuel swaps	—	18	—	(336)	Other (expense) income
Fuel swaps	16,485	43,490	756	165,475	Fuel
	27,057	34,482	13,021	130,480
Amortization of defined benefit plans:
Actuarial loss	—	(829)	(690)	(2,487)	Payroll and related
	—	(829)	(690)	(2,487)
Total reclassifications for the period	$27,057	$33,653	$12,331	$127,993

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in thousands):

	Fair Value Measurements at September 30, 2023					Fair Value Measurements at December 31, 2022
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$600,117	$600,117	$600,117	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Total Assets	$600,117	$600,117	$600,117	$—	$—	$1,935,005	$1,935,005	$1,935,005	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$19,641,558	$20,856,937	$—	$20,856,937	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
Total Liabilities	$19,641,558	$20,856,937	$—	$20,856,937	$—	$23,039,859	$22,856,306	$—	$22,856,306	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2023 and December 31, 2022.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value at September 30, 2023 and December 31, 2022.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in thousands):

	Fair Value Measurements at September 30, 2023				Fair Value Measurements at December 31, 2022
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$217,881	$—	$217,881	$—	$203,802	$—	$203,802	$—
Total Assets	$217,881	$—	$217,881	$—	$203,802	$—	$203,802	$—
Liabilities:
Derivative financial instruments(4)	$172,948	$—	$172,948	$—	$135,608	$—	$135,608	$—
Total Liabilities	$172,948	$—	$172,948	$—	$135,608	$—	$135,608	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of September 30, 2023 and December 31, 2022.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of September 30, 2023 and December 31, 2022.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2023 or December 31, 2022, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no nonfinancial instruments recorded at fair value as of September 30, 2023.
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

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in thousands):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2023				As of December 31, 2022
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$217,881	$(124,669)	$—	$93,212	$203,802	$(105,228)	$—	$98,574
Total	$217,881	$(124,669)	$—	$93,212	$203,802	$(105,228)	$—	$98,574
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(172,948)	$124,669	$—	$(48,279)	$(135,608)	$105,228	$—	$(30,380)
Total	$(172,948)	$124,669	$—	$(48,279)	$(135,608)	$105,228	$—	$(30,380)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2023, we had counterparty credit risk exposure under our derivative instruments of $110.9 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At September 30, 2023 and December 31, 2022, approximately 85% and 75%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. We use interest rate swap agreements that effectively convert a portion of our fixed-rate debt to a floating-rate basis to manage this risk. At September 30, 2023 and December 31, 2022, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At September 30, 2023 and December 31, 2022, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2023 (in thousands)	Maturity	Debt Floating Rate (3)		All-in Swap Fixed Rate as of September 30, 2023
Celebrity Reflection term loan	$81,813	October 2024	LIBOR plus	0.40%	2.85%
Quantum of the Seas term loan	214,375	October 2026	LIBOR plus	1.30%	3.74%
Anthem of the Seas term loan	241,667	April 2027	LIBOR plus	1.30%	3.86%
Ovation of the Seas term loan	345,833	April 2028	LIBOR plus	1.00%	3.16%
Harmony of the Seas term loan (1)	305,818	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	364,167	October 2032	LIBOR plus	0.96%	3.21%
Odyssey of the Seas term loan (2)	182,083	October 2032	LIBOR plus	0.96%	2.84%
	$1,735,756
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2023.
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
The notional amount of interest rate swap agreements related to outstanding debt as of September 30, 2023 and December 31, 2022 was $1.7 billion and $1.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2023, the aggregate cost of our ships on order was $10.9 billion, of which we had deposited $1.1 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At September 30, 2023 and December 31, 2022, approximately 40.1% and 52.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2023 and 2022 the average notional amount of foreign currency forward contracts was approximately $1.4 billion and $1.2 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended September 30, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in losses of $42.8 million and $88.4 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $38.5 million and $84.0 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in losses of $30.4 million and $176.3 million, respectively, which offset gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $11.2 million and $169.7 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2023 and December 31, 2022 was $4.0 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investment in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €554.8 million, or approximately $587.3 million, as of September 30, 2023. As of December 31, 2022, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €433.0 million, or approximately $461.9 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other (expense) income for each reporting period through the maturity dates of the fuel swaps. For the quarter ended September 30, 2023, we discontinued cash flow hedge accounting on certain fuel swap agreements, which resulted in an immaterial gain. For the quarter ended September 30, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At September 30, 2023, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024 and 2025. As of September 30, 2023 and December 31, 2022, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2023	As of December 31, 2022
Designated as hedges:	(metric tons)
2023	224,100	825,651
2024	1,054,501	—
2025	685,400	—

	Fuel Swap Agreements
	As of September 30, 2023	As of December 31, 2022
Designated hedges as a % of projected fuel purchases:	(% hedged)
2023	54%	50%
2024	60%	—%
2025	39%	—%

As of September 30, 2023, there was $55.6 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $7.9 million of estimated unrealized net loss at December 31, 2022. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in thousands):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	$114,101	$115,049	Other long-term liabilities	$—	$—
Foreign currency forward contracts	Derivative financial instruments	13,041	18,892	Derivative financial instruments	156,714	84,953
Foreign currency forward contracts	Other assets	8,587	25,504	Other long-term liabilities	14,332	149
Fuel swaps	Derivative financial instruments	57,046	40,191	Derivative financial instruments	1,451	46,359
Fuel swaps	Other assets	23,522	4,166	Other long-term liabilities	451	4,147
Total derivatives designated as hedging instruments under 815-20		$216,297	$203,802		$172,948	$135,608
Derivatives not designated as hedging instruments under ASC 815-20
Fuel swaps	Other Assets	1,584	—	Other long-term liabilities	—	—
Total derivatives not designated as hedging instruments under 815-20		1,584	—		—	—
Total derivatives		$217,881	$203,802		$172,948	$135,608
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in thousands):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2023	As of December 31, 2022
Foreign currency debt	Current portion of long-term debt	$61,806	$62,282
Foreign currency debt	Long-term debt	525,450	399,577
		$587,256	$461,859
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in thousands):

Derivatives and Related Hedged Items under ASC 815-20 Fair Value Hedging Relationships	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative				Amount of Gain (Loss) Recognized in Income on Hedged Item
		Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest rate swaps	Interest expense, net of interest capitalized	$—	$966	$—	$(3,569)	$—	$(4,417)	$—	$4,534
		$—	$966	$—	$(3,569)	$—	$(4,417)	$—	$4,534

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in thousands):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Interest rate swaps	$22,639	$55,016	$35,439	$159,132
Foreign currency forward contracts	(133,669)	(148,275)	(120,921)	(311,252)
Fuel swaps	157,650	(132,208)	91,355	134,059
	$46,620	$(225,467)	$5,873	$(18,061)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Foreign Currency Debt	$18,262	$22,464	$7,024	$42,023
	$18,262	$22,464	$7,024	$42,023
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in thousands):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2023	Quarter Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Foreign currency forward contracts	Other (expense) income	$(42,786)	$(88,440)	$(30,414)	$(176,322)
Fuel swaps	Other (expense) income	592	(230)	592	36
		$(42,194)	$(88,670)	$(29,822)	$(176,286)

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
As of September 30, 2023, our senior unsecured debt credit rating was BB- by Standard & Poor's and B1 by Moody's. As of September 30, 2023, five of our interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter and nine months ended September 30, 2023, compared to the same period in 2022; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the 2023 and 2022 periods, these items included (i) other expense (income); (ii) gain on sale of controlling interest; (iii) impairment and credit losses (recoveries); (iv) restructuring charges and other initiative expenses; and (v) equity investments impairment and recovery of losses. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt; (ii) gain on sale of controlling interest; (iii) tax on the sale of PortMiami noncontrolling interest; (iv) Silver Whisper deferred tax liability release; (v) impairment and credit losses (recoveries); (vi) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (vii) restructuring charges and other initiative expenses; and (viii) equity investments impairment and recovery of losses. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. Loss is provided below under Results of Operations.
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the third quarter of 2023 was $1.0 billion and $1.1 billion, compared to Net Income and Adjusted Net Income of $33.0 million and $65.8 million, respectively, for the third quarter of 2022.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the nine months ended September 30, 2023 was $1.4 billion and $1.5 billion, compared to Net Loss and Adjusted Net Loss of $1.7 billion and $1.6 billion, respectively, for the nine months ended September 30, 2022.
Significant items for the quarter and nine months ended September 30, 2023 include:
•Total revenues, increased $1.2 billion and $4.3 billion, respectively, for the quarter and nine months ended September 30, 2023 as compared to the same period in 2022. The increase is primarily driven by a 13.9% and 30.2% higher occupancy for the quarter and nine months ended September 30, 2023, respectively, as well as an increase in capacity, and ticket prices in 2023, compared to same periods in 2022.
•Total cruise operating expenses, increased $170.4 million and $1.1 billion, respectively, for the quarter and nine months ended September 30, 2023 as compared to the same period in 2022. The increase reflects our operations in 2023 at higher capacity and occupancy, compared to the same period in 2022.
•In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving capacity by one year to April 2025, with the remainder maturing in April 2024.
•In February 2023, we issued $0.7 billion aggregate principal amount of 7.25% Priority Guaranteed Notes. Upon closing, we terminated our commitment for the $0.7 billion 364-day term loan facility. In addition, the remaining $350 million backstop committed financing was also terminated upon closing.
•Effective March 31, 2023, we closed on the previously announced partnership with iCON. As part of the transaction, we sold 80% of PortMiami to the partnership for $208.9 million and retained a 20% minority interest. The partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy, Spain, and the U.S. Virgin Islands. Refer to Note 5. Investments and Other Assets in our consolidated financial statements for further information on the transaction.
•In June 2023, we took delivery of Silver Nova.
•In June 2023, our 4.25% Convertible Senior Notes with an outstanding balance of $350 million were settled using a combination of $337.8 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid-in capital by $12.2 million.
•During the nine months ended September 30, 2023, we repaid $0.9 billion of our 11.50% secured senior notes due in June 2025.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements.
Operating results for the quarter and nine months ended September 30, 2023 compared to the same period in 2022 are shown in the following table (in thousands, except per share data):

	Quarter Ended September 30,
	2023		2022
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,941,481	70.7%	$2,020,974	67.5%
Onboard and other revenues	1,218,972	29.3%	972,101	32.5%
Total revenues	4,160,453	100.0%	2,993,075	100.0%
Cruise operating expenses:
Commissions, transportation and other	632,075	15.2%	484,054	16.2%
Onboard and other	261,225	6.3%	220,216	7.4%
Payroll and related	293,629	7.1%	304,369	10.2%
Food	211,709	5.1%	194,966	6.5%
Fuel	272,408	6.5%	316,214	10.6%
Other operating	465,814	11.2%	446,630	14.9%
Total cruise operating expenses	2,136,860	51.4%	1,966,449	65.7%
Marketing, selling and administrative expenses	393,016	9.4%	373,116	12.5%
Depreciation and amortization expenses	365,473	8.8%	355,085	11.9%
Operating Income	1,265,104	30.4%	298,425	10.0%
Other income (expense):
Interest income	7,472	0.2%	11,953	0.4%
Interest expense, net of interest capitalized	(340,620)	(8.2)%	(352,187)	(11.8)%
Equity investment income	86,627	2.1%	73,997	2.5%
Other (expense) income	(7,905)	(0.2)%	780	—%
	(254,426)	(6.1)%	(265,457)	(8.9)%
Net Income	1,010,678	24.3%	32,968	1.1%
Less: Net Income attributable to noncontrolling interest	1,602	—%	—	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,009,076	24.3%	$32,968	1.1%
Diluted Earnings (Loss) per Share	$3.65		$0.13

	Nine Months Ended September 30,
	2023		2022
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$7,281,503	68.9%	$4,091,035	65.6%
Onboard and other revenues	3,287,078	31.1%	2,145,513	34.4%
Total revenues	10,568,581	100.0%	6,236,548	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,551,012	14.7%	964,256	15.5%
Onboard and other	640,175	6.1%	450,225	7.2%
Payroll and related	887,999	8.4%	981,128	15.7%
Food	613,795	5.8%	450,376	7.2%
Fuel	849,839	8.0%	779,873	12.5%
Other operating	1,341,821	12.7%	1,205,452	19.3%
Total cruise operating expenses	5,884,641	55.7%	4,831,310	77.5%
Marketing, selling and administrative expenses	1,288,719	12.2%	1,138,571	18.3%
Depreciation and amortization expenses	1,086,923	10.3%	1,046,094	16.8%
Operating Income (Loss)	2,308,298	21.8%	(779,427)	(12.5)%
Other income (expense):
Interest income	31,863	0.3%	21,765	0.3%
Interest expense, net of interest capitalized	(1,055,519)	(10.0)%	(932,552)	(15.0)%
Equity investment income	149,112	1.4%	29,759	0.5%
Other (expense) income	(8,676)	(0.1)%	4,699	0.1%
	(883,220)	(8.4)%	(876,329)	(14.1)%
Net Income (Loss)	1,425,078	13.5%	(1,655,756)	(26.5)%
Less: Net Income attributable to noncontrolling interest	5,151	—%	—	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,419,927	13.4%	$(1,655,756)	(26.5)%
Diluted Earnings (Loss) per Share	$5.24		$(6.49)

Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in thousands, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,009,076	$32,968	$1,419,927	$(1,655,756)
Loss on extinguishment of debt	37,923	16,449	81,441	16,449
Gain on sale of controlling interest (1)	—	—	(3,130)	—
PortMiami tax on sale of noncontrolling interest (2)	—	—	10,020	—
Silver Whisper deferred tax liability release (3)	—	—	(25,784)	—
Impairment and credit losses (recoveries) (4)	—	10,186	(6,990)	(584)
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (5)	1,623	1,623	4,869	4,870
Restructuring charges and other initiative expenses	—	4,573	5,288	6,448
Equity investments impairment and recovery of losses (6)	16,672	—	12,444	—
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,065,294	$65,799	$1,498,085	$(1,628,573)

Basic:
Earnings (Loss) per Share	$3.94	$0.13	$5.55	$(6.49)
Adjusted Earnings (Loss) per Share	$4.16	$0.26	$5.86	$(6.39)

Diluted:
Earnings (Loss) per Share (7)	$3.65	$0.13	$5.24	$(6.49)
Adjusted Earnings (Loss) per Share (7)	$3.85	$0.26	$5.52	$(6.39)

Weighted-Average Shares Outstanding:
Basic	256,188	255,071	255,822	254,953
Diluted	281,876	255,378	283,847	254,953
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
(6)For the quarter and nine months ended September 30, 2023, represents equity method impairments of $12.6 million and recognition of deferred currency translation adjustment losses of $4.0 million. These amounts are included in Equity investment income and Other (expense) income within our consolidated statements of comprehensive income (loss), respectively. Additionally, the nine months ended September 30, 2023, includes a $4.2 million recovery of losses from one of our equity method investees recognized during the second quarter of 2023. This amount is included in Equity investment income within our consolidated statements of comprehensive income (loss).

(7)Diluted EPS and Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $20.3 million and $67.6 million for the quarter and nine months ended September 30, 2023, respectively. Refer to Note 4. Earnings (Loss) Per Share to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Passengers Carried	1,999,764	1,714,774	5,706,843	3,790,205
Passenger Cruise Days	13,172,002	11,136,331	36,944,034	23,998,975
APCD	12,011,593	11,564,662	34,953,919	29,553,564
Occupancy	109.7%	96.3%	105.7%	81.2%

EBITDA and Adjusted EBITDA were calculated as follows (in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,009,076	$32,968	$1,419,927	$(1,655,756)
Interest income	(7,472)	(11,953)	(31,863)	(21,765)
Interest expense, net of interest capitalized	340,620	352,187	1,055,519	932,552
Depreciation and amortization expenses	365,473	355,085	1,086,923	1,046,094
Income tax expense (benefit) (1)	6,876	(38)	6,339	4,515
EBITDA	1,714,573	728,249	3,536,845	305,640

Other expense (income) (2)	1,029	(742)	2,337	(9,214)
Gain on sale of controlling interest (3)	—	—	(3,130)	—
Impairment and credit losses (recoveries) (4)	—	10,186	(6,990)	(584)
Restructuring charges and other initiative expenses	—	4,573	5,288	6,448
Equity investment impairment and recovery of losses (5)	12,634	—	8,406	—
Adjusted EBITDA	$1,728,236	$742,266	$3,542,756	$302,290
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
(5) For the quarter and nine months ended September 30, 2023, represents equity method impairments of $12.6 million. Additionally, the nine months ended September 30, 2023, includes a $4.2 million recovery of losses from one of our equity method investees recognized during the second quarter of 2023. These amounts are included in Equity investment income within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in thousands, except APCD and Yields):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$4,160,453	$2,993,075	$10,568,581	$6,236,548
Less:
Cruise operating expenses	2,136,860	1,966,449	5,884,641	4,831,310
Depreciation and amortization expenses	365,473	355,085	1,086,923	1,046,094

Gross Margin	1,658,120	671,541	3,597,017	359,144
Add:
Payroll and related	293,629	304,369	887,999	981,128
Food	211,709	194,966	613,795	450,376
Fuel	272,408	316,214	849,839	779,873
Other operating	465,814	446,630	1,341,821	1,205,452
Depreciation and amortization expenses	365,473	355,085	1,086,923	1,046,094
Adjusted Gross Margin	$3,267,153	$2,288,805	$8,377,394	$4,822,067

APCD	12,011,593	11,564,662	34,953,919	29,553,564
Gross Margin Yields	$138.04	$58.07	$102.91	$12.15
Net Yields	$272.00	$197.91	$239.67	$163.16

`

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in thousands, except APCD and costs per APCD):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total cruise operating expenses	$2,136,860	$1,966,449	$5,884,641	$4,831,310
Marketing, selling and administrative expenses	393,016	373,116	1,288,719	1,138,571
Gross Cruise Costs	2,529,876	2,339,565	7,173,360	5,969,881
Less:
Commissions, transportation and other	632,075	484,054	1,551,012	964,256
Onboard and other	261,225	220,216	640,175	450,225
Net Cruise Costs Including Other Costs	1,636,576	1,635,295	4,982,173	4,555,400
Less:
Gain on sale of controlling interest (1)	—	—	(3,130)	—
Impairment and credit recoveries (2)	—	10,186	(6,990)	(584)
Restructuring charges and other initiative expenses (3)	—	4,573	5,288	6,448
Net Cruise Costs	1,636,576	1,620,536	4,987,005	4,549,536
Less:
Fuel	272,408	316,214	849,839	779,873
Net Cruise Costs Excluding Fuel	$1,364,168	$1,304,322	$4,137,166	$3,769,663

APCD	12,011,593	11,564,662	34,953,919	29,553,564
Gross Cruise Costs per APCD	$210.62	$202.30	$205.22	$202.00
Net Cruise Costs per APCD	$136.25	$140.13	$142.67	$153.94
Net Cruise Costs Excluding Fuel per APCD	$113.57	$112.79	$118.36	$127.55
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

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022
In this section, references to 2023 refer to the quarter ended September 30, 2023 and references to 2022 refer to the quarter ended September 30, 2022.
Revenues
Total revenues for 2023 increased $1.2 billion to $4.2 billion from $3.0 billion in 2022.
Passenger ticket revenues comprised 70.7% of our 2023 total revenues. Passenger ticket revenues for 2023 increased by $0.9 billion, or 45.5% to $2.9 billion from $2.0 billion in 2022. The increase was primarily due to higher ticket prices which increased ticket revenues by $0.8 billion compared to the same period in 2022. Additionally, the increase is complemented by an increase in occupancy of 13.9% in 2023 compared to the same period in 2022.
The remaining 29.3% of 2023 total revenues was comprised of Onboard and other revenues, which increased $246.9 million, or 25.4% to $1.2 billion in 2023 from $1.0 billion in 2022. The increase was primarily due to an increase in prices and occupancy noted above in 2023 compared to the same period in 2022.
Onboard and other revenues included concession revenues of $126.2 million in 2023 and $104.4 million in 2022.
Cruise Operating Expenses
Total Cruise operating expenses for 2023 increased $170.4 million to $2.1 billion from $2.0 billion in 2022. The increase was primarily due to:
•a $148.0 million increase in Commissions, transportation and other expenses; and
•a $41.0 million increase in Onboard and other expenses;
The increase in operating expenses noted above reflects our operations in 2023 at higher occupancy compared to the same period in 2022.
Other Comprehensive Income (Loss)
Other comprehensive income was $35.0 million in 2023 compared to other comprehensive loss of $(241.2) million for the same period in 2022. The increase of $276.3 million, or 114.5% was primarily due to a Gain on cash flow derivative hedges in 2023 of $19.6 million compared to a Loss on cash flow derivative hedges in 2022 of $(259.9) million, mostly as a result of a significant increase in fair value of our fuel swaps in 2023 compared to 2022.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
In this section, references to 2023 refer to the nine months ended September 30, 2023 and references to 2022 refer to the nine months ended September 30, 2022
Revenues
Total revenues for 2023 increased $4.3 billion to $10.6 billion from $6.2 billion in 2022.
Passenger ticket revenues comprised 68.9% of our 2023 total revenues. Passenger ticket revenues for 2023 increased by $3.2 billion to $7.3 billion from $4.1 billion in 2022. The increase was primarily due to a 30.2% increase in occupancy reflecting our full operations in 2023, compared to a partial return to operations during the first half of 2022 and full operations in the third quarter of 2022, higher ticket prices which increased ticket revenues by $2.4 billion, and higher capacity of 18.3% compared to the same period in 2022.
The remaining 31.1% of 2023 total revenues was comprised of Onboard and other revenues, which increased $1.1 billion to $3.3 billion in 2023 from $2.1 billion in 2022. The increase was primarily due to an increase in occupancy and higher capacity, as noted above, in 2023 compared to the same period in 2022.
The increase in revenues reflect our full operations in 2023, compared to a partial return to operations during the first half of 2022 and full operations in the third quarter of 2022. Occupancy in 2023 was 105.7% compared to 81.2% in 2022.
Onboard and other revenues included concession revenues of $347.7 million in 2023 and $233.4 million in 2022.

Cruise Operating Expenses
Total Cruise operating expenses for 2023 increased $1.1 billion to $5.9 billion from $4.8 billion in 2022. The increase was primarily due to:
•a $586.8 million increase in Commissions, transportation and other expenses;
•a $190.0 million increase in Onboard and other expenses;
•a $163.4 million increase in Food expense;
•a $136.4 million increase in Other operating expense; and
•a $70.0 million increase in Fuel expense.
The increase in operating expenses noted above reflects full operations in 2023; including additional capacity and higher occupancy compared to the same period in 2022, offset by a decrease of $93.1 million in payroll and related due to additional costs incurred during our return to service in 2022, which did not recur in 2023.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2023 increased $150.1 million, or 13.2%, to $1.3 billion from $1.1 billion in 2022, driven by an increase in headcount and higher stock price year over year related to our performance share awards.
Other Income (Expense)
Interest expense, net of interest capitalized for 2023 increased $123.0 million, or 13.2%, to $1.1 billion from $0.9 billion in 2022. The increase was primarily due to loss on extinguishment of debt of $81.4 million including partial repayments of the 11.50% senior secured notes due 2025 in 2023, compared to $16.4 million in 2022, higher rates on refinancing transactions that were completed in 2022, as well as the impact of higher rates on floating-rate debt compared to the same period in 2022.
Equity investment income for 2023 increased $119.4 million, or 401.1%, to $149.1 million from $29.8 million in 2022. The increase in income was primarily due to increase of income from TUI Cruises, one of our equity investments, in 2023 compared to 2022.
Other Comprehensive Loss
Other comprehensive loss for 2023 decreased $79.8 million, or 97.8%, to $(1.8) million from $(81.6) million in 2022. The decrease was primarily due to decrease in Loss on cash flow derivative hedges of $141.4 million, to $(7.1) million from $(148.5) million in 2022, which was mostly as a result of a significant increase in fair value of our fuel swaps in 2023 compared to 2022.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities was $3.4 billion for the nine months ended September 30, 2023, compared to cash used of $94.7 million for the same period in 2022. The increase of $3.5 billion was primarily attributable to higher occupancy and bookings in 2023 compared to the same period in 2022.
Net cash used in investing activities decreased $1.5 billion to cash used of $1.3 billion for the nine months ended September 30, 2023, compared to cash used of $2.9 billion for the same period in 2022. The decrease was primarily attributable to a decrease in capital expenditures of $1.2 billion during 2023, compared to the same period in 2022, due to the delivery of Wonder of the Seas, Celebrity Beyond, and Silver Endeavour in 2022 compared to the delivery of Silver Nova during the same period in 2023, and a decrease in cash paid on the settlement of derivative financial instruments of $323.1 million during 2023, compared to the same period in 2022.
Net cash used in financing activities was $3.3 billion for the nine months ended September 30, 2023, compared to cash provided by financing activities of $1.8 billion for the same period in 2022. The change of $5.2 billion was primarily attributable to a decrease of $5.4 billion in debt proceeds in 2023 compared to the same period in 2022, and an increase in repayments of debt of $170 million in 2023 compared to the same period in 2022. The change is partially offset by proceeds received of $209.3 million for the sale of noncontrolling interest of PortMiami during the nine months ended September 30, 2023.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of September 30, 2023, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Icon of the Seas	Meyer Turku Oy	4th Quarter 2023	5,600
Star of the Seas	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Ascent	Chantiers de l'Atlantique	4th Quarter 2023	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution Class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			40,830
During the quarter ended June 30, 2023, we received commitments for the unsecured financing of the fifth Edge-class ship, estimated for delivery in 2025.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2023, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $10.9 billion, of which we had deposited $1.1 billion. Approximately 40.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2023. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of September 30, 2023, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $4.1 billion for 2023. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of September 30, 2023, our material cash requirements were as follows (in thousands):

	Remainder of
	2023	2024	2025	2026	2027	Thereafter	Total
Operating Activities:
Interest on debt(1)	$245,402	$1,137,309	$1,029,177	$858,112	$721,443	$1,305,138	$5,296,581
Other(2)	15,650	69,030	95,010	120,684	133,745	927,446	1,361,565
Investing Activities:
Ship purchase obligations(3)	2,008,276	1,904,847	2,093,766	1,223,947	—	—	7,230,836
Total	$2,269,328	$3,111,186	$3,217,953	$2,202,743	$855,188	$2,232,584	$13,888,982
(1)  Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at September 30, 2023. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2023.
(2) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $6.0 billion in final contractual installments, which have committed financing with sovereign guarantees covering 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of September 30, 2023, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
Historically, we have relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
The Company continually identifies and evaluates actions to maintain adequate liquidity. These include, and are not limited to: reductions in capital expenditures, operating expenses and administrative costs and additional financings. Additionally, we will continue, as appropriate, to pursue various opportunities to raise capital to fund obligations associated with future debt maturities and/or to extend the maturity dates associated with our existing indebtedness or facilities. If needed, actions to raise capital may include issuances of debt, convertible debt or equity in private or public transactions or entering into new or extended credit facilities.
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2023, we had $8.2 billion of committed financing for our ships on order.
As of September 30, 2023, our obligations due through September 30, 2024 primarily consisted of $2.0 billion related to debt maturities, $1.2 billion related to interest on debt and $3.9 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Icon of the Seas, Celebrity Ascent, Utopia of the Seas, and Silver Ray.
As of September 30, 2023, we had liquidity of $3.3 billion, including cash and cash equivalents of $0.6 billion, and $2.7 billion of undrawn revolving credit facility capacity. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 6. Debt and Note 9. Shareholders' Equity to our consolidated financial statements for further information.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of shareholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. In 2021 and 2022, the financial covenant levels were modified for 2023 and 2024. As of September 30, 2023, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of September 30, 2023, a total of 56 new ships with approximately 129,408 berths were on order for delivery through 2028 in the cruise industry, including 10 ships currently scheduled to be delivered to our Global and Partner Brands.

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
We have a substantial amount of debt and significant debt service obligations. As of September 30, 2023, we had total debt of $20.0 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
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
We may incur substantial additional debt in the future. Except for the restrictions under the indentures governing our Secured Notes, our Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, we are not restricted under the terms of our debt instruments from incurring additional debt. Although the indentures governing the Secured Notes, the Priority Guaranteed Notes, and certain of our other debt instruments, including our unsecured bank and export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of September 30, 2023, we have commitments for approximately $8.2 billion of debt to finance the purchase of 7 ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate. Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further information regarding our "Secured Notes" and "Priority Guaranteed Notes".
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
We have an aggregate principal amount of $1.4 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. After August 15, 2023, and May 15, 2025, our convertible notes issued in October 2020, and August 2022, respectively, will be convertible at the option of holders until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders. Additionally, if we raise additional funds through equity or convertible debt issuances, our shareholders could experience dilution of their ownership interest, and these equity or convertible debt securities could have rights, preferences, and privileges that are superior to that of holders of our common stock.
We did not declare quarterly dividends on our common stock in the quarter ended September 30, 2023 and do not expect to pay dividends on our common stock for the foreseeable future.
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
Our future growth strategies increasingly depend on the growth and sustained profitability of international markets. Factors that will be critical to our success in these markets include our ability to continue to raise awareness of our products and our ability to adapt our offerings to best suit rapidly evolving consumer demands. The execution of our planned growth strategies is dependent on meeting the governmental and regulatory measures and policies in each of these markets. Our ability to realize our future growth strategy is highly dependent on our ability to satisfy country-specific policies and requirements, as well as meet the needs of region-specific consumer preferences. These factors may cause us to reevaluate some of our international business strategies.
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
We are exposed to market risk attributable to changes in foreign currency exchange rates, fuel prices and interest rates. Significant changes in any of the foregoing could have a material impact on our financial results, net of the impact of our hedging activities and natural offsets. Our operating results have been and will continue to be impacted, often significantly, by changes in each of these factors
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of September 30, 2023, we had approximately $3.1 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 15.3% of our total indebtedness. As of September 30, 2023, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2023 interest expense by approximately $4.5 million. Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar.
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
As of September 30, 2023, approximately 87% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
There were no repurchases of common stock during the quarter ended September 30, 2023. In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

10.1
Amendment No. 5 in connection with the Credit Agreement in respect of “ICON 3” – Hull 1402, dated as of August 11, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, and the banks and financial institutions listed therein as lenders.

10.2
Amendment No. 7 in connection with the Credit Agreement in respect of “ICON 1” – Hull 1400, dated as of September 5, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2023, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for the quarters and nine months ended September 30, 2023 and 2022;
(ii)    the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
October 26, 2023	(Principal Financial Officer and duly authorized signatory)