Form 10-K
period 2023-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2024-02-21
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2023 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2023) held by those persons deemed by the registrant to be non-affiliates was approximately $24.4 billion.
There were 256,650,147 shares of common stock outstanding as of February 16, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2024 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

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

Item 1. Business.
General
We are one of the leading cruise companies in the world. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 65 ships in the cruise vacation industry with an aggregate capacity of approximately 157,575 berths as of December 31, 2023. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
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
Our Global Brands
Our Global Brands include Royal Caribbean International, Celebrity Cruises, and Silversea Cruises. We believe our Global Brands possess the versatility to enter multiple market segments within the vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.
Royal Caribbean International
Royal Caribbean International is the world's largest cruise brand. The brand competes in both the contemporary family market and premium segments of the cruise vacation industry appealing to both families with children of all ages and older and younger couples. Royal Caribbean International offers cruises and land destinations that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean International brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean International’s strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths generally ranging from two to 18 nights. Royal Caribbean International offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean International is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean International operates 26 ships with an aggregate capacity of approximately 94,100 berths. Additionally, as of December 31, 2023, Royal Caribbean International had three ships on order with an aggregate capacity of approximately 16,900 berths. The ships on order include two Icon-class ships, Star of the Seas and the third Icon-class ship, which are expected to be delivered in 2025 and 2026, respectively, and our sixth Oasis-class ship, Utopia of the Seas, which is expected to be delivered in 2024.
Celebrity Cruises
Celebrity Cruises is positioned within the premium segment of the cruise vacation industry. Celebrity Cruises’ strategy is to target consumers by delivering a destination-rich experience on upscale ships that offer, among other things, excellent food and drink, elevated hospitality, world-class spaces and accommodations, and live entertainment. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, New Zealand, the Panama Canal and South America, with cruise lengths ranging from three to 18 nights.

Celebrity Cruises operates 16 ships with an aggregate capacity of approximately 35,715 berths. Additionally, as of December 31, 2023, Celebrity Cruises had one Edge-class ship on order, Celebrity Xcel, with an aggregate capacity of approximately 3,250 berths, which is expected to be delivered in 2025.
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
Silversea Cruises operates 11 ships, with an aggregate capacity of approximately 4,770 berths. As of December 31, 2023, Silversea Cruises had on order one Evolution-class ship, Silver Ray, with an aggregate capacity of approximately 730 berths, which is expected to be delivered in 2024.
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
TUI Cruises operates six ships, with an aggregate capacity of approximately 15,800 berths. Additionally, as of December 31, 2023, TUI Cruises had three ships on order with an aggregate capacity of approximately 11,100 berths, two of these ships are expected to be delivered in 2024, the third ship is expected to be delivered in 2026.
Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships, with an aggregate capacity of approximately 1,590 berths. Hapag-Lloyd Cruises did not have any ships on order as of December 31, 2023.
Refer to Note 7. Investments and Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Industry
The cruising industry has been considered a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. We believe that cruising will continue to be a popular vacation choice due to its inherent value, extensive itineraries and variety of shipboard and shoreside activities. The Company and other industry participants voluntarily suspended operations in March of 2020 and gradually resumed full operations starting in the second half of 2021 through the first half of 2022. As a result, comparative information regarding market penetration is not meaningful for 2020, 2021, and 2022. For the five year period prior to 2020, industry data indicated that market penetration rates were still low and that a significant portion of cruise guests carried in those years were first-time cruisers. We believe this presents an opportunity for long-term growth and a potential for increased profitability.
Industry market penetration rates (computed based on the number of annual cruise guests as a percentage of the total population) grew from 3.36% to 3.89% for North America, from 1.25% to 1.41% for Europe, and from 0.08% to 0.20% for Asia/Pacific during the five year period from 2015 through 2019. During 2023, industry market penetration rates were 3.55% for North America, 1.07% for Europe, and 0.04% for Asia/Pacific. The penetration rates in 2023 show the recovery and growth potential in the markets most served by the industry.
The cruise industry was served by a fleet with a weighted average of approximately 650,000 berths during 2023 with approximately 361 ships at the end of 2023. As of December 31, 2023, there were approximately 51 ships on order with an estimated 110,000 berths that are expected to be placed in service in the global cruise market through 2028, not taking into account ships taken out of service or ordered during these periods. The global cruise industry carried approximately 21 million guests in 2023, 30 million cruise guests in 2019 and approximately 28.5 million in 2018.

The following table details the growth in global weighted average berths and the percentage of North American, European and Asia/Pacific cruise guests for 2023, 2022 and for each of the five years from 2015 through 2019 (in thousands, except berth data):

	Supply of Berths		Industry Cruise Guests
Year (1)	Weighted-Average Global Supply(2)	Royal Caribbean Group(3)	Global (2)	North American (2)(4)	Europe(2)(5)	Asia/Pacific (2)(6)	Other (2)
2015	469,000	112,700	23,000	52%	29%	14%	5%
2016	493,000	123,270	24,000	51%	27%	19%	3%
2017	515,000	124,070	26,700	48%	25%	20%	7%
2018	546,000	135,520	28,500	49%	26%	20%	5%
2019	579,000	141,570	30,000	47%	25%	24%	4%
2022	634,000	150,005	13,100	65%	29%	2%	4%
2023	650,000	157,575	21,200	63%	27%	6%	4%
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
(2)The estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. For 2023, cruise guest information includes data through the third quarter of 2023. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(3)Total berths include our berths related to our Global Brands and Partner Brands as of December 31, 2023.
(4)Our estimates include the United States and Canada.
(5)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(6)Our estimates include Southeast Asia (most notably: Singapore, Thailand and the Philippines), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions. The decrease in Asia/Pacific cruise guests from 2019 to 2023 is partly driven by China remaining closed given its COVID-19 restrictions through the first half 2023.
Competition
We compete with a number of cruise lines as well as land-based vacation alternatives for consumers’ leisure time. These include resorts (including all-inclusive resorts), hotels, internet-based alternative lodging sites, theme parks, sports, nature and sightseeing destinations. Our principal cruise competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises, and Regent Seven Seas Cruises; and Virgin Voyages.
Operating Strategies
Our mission is to deliver the best vacation experiences responsibly. We continue to prioritize operating strategies that support this mission in a socially and environmentally responsible manner, working with our various business and community partners as we build toward a more sustainable cruise industry.
Our Company's operating strategies are as follows:
•deliver the best vacation experiences responsibly;
•deliver a lifetime of vacations to our customers;

•protect the health, safety and security of our guests and employees;
•deepen our customer relationships in order to increase frequency and repeat booking rates;
•focus on cost efficiency, adequate cash and liquidity, and strong balance sheet, with the overall goals of maximizing our return on invested capital and shareholder value;
•protect the environment and communities in which our vessels and organization operate, with a focus on decarbonization;
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
•continue to deploy technology capabilities and advanced uses of data and analytics to deliver innovative customer experiences as well as to create operational efficiencies; and
•maintain strong relationships with travel advisors, while enhancing our consumer outreach and e-commerce programs
Safety, security and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. Our efforts in these areas are managed by several departments within the Company that are responsible for maritime safety, global security, environmental stewardship and medical/public health activities. We also have a dedicated committee of our Board of Directors, the Safety, Environment, Sustainability and Health Committee, which is responsible for reviewing and monitoring our overall strategies, policies and programs that impact the safety and health of our guests and crew.
Consumer engagement
We place a strong focus on delivering a lifetime of vacations and priceless memories for our guests by identifying and creating product features and innovations that our customers value. We are focused on targeting and acquiring high-value guests by better understanding consumer data and insights to create communication strategies that resonate with our target audiences.
We target customers at important consumer decision points throughout their vacation journey and identify underlying needs for which guests value and are willing to pay a premium. We rely upon and continue to invest in various programs and technologies during the cruise-planning, cruising and after-cruise periods aimed at increasing revenues and occupancy. We have and expect to strategically invest in experiences on our ships that we believe drive marketability, profitability and improve the guest experience. In addition, we are focused on enhancing our vacation ecosystem by investing in a new travel platform, our loyalty programs and e-commerce capabilities.
Focus on cost efficiency, capital allocation, adequate cash and liquidity and improving our balance sheet
We are focused on maintaining a strong liquidity position and a balanced debt maturity profile, while making progress towards achieving lower leverage, lower interest expense, and an unsecured balance sheet. For example, during 2023, we amended our revolving credit facility with our key relationship banks to ensure adequate liquidity on a going-forward basis and additionally, we repaid approximately $4.0 billion of debt. We believe these strategies together with our continued focus on increasing operating income and margin, as well as disciplined capital allocation, enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.

Protect the environment and communities in which we operate
We are focused on the health of the environment and communities in which we operate. SEA the Future is our commitment to sustain the planet, energize the communities we visit, and accelerate innovation to improve our planet. Key programs include our Destination Net Zero strategy and Save the Waves Program.
Destination Net Zero is our decarbonization strategy that focuses on achieving net zero emissions by 2050 and delivering a net zero capable ship by 2035. This strategy also includes reducing our carbon intensity by double digits by 2025, compared to 2019.
Destination Net Zero’s four-pronged approach includes:
•Modernizing our fleet with new energy-efficient and alternatively fueled vessels;
•Continued investment in energy efficiency programs;
•Development of alternative fuel and alternative power solutions; and
•Optimized deployment and integration of strategic shore-based supply chains.
While we continue to refine our roadmap to Destination Net Zero, we know our strategy will require new fuels and technologies that are not available today. Collaboration is imperative to reaching our decarbonization goals. as such, we are partnering with governments, fuel suppliers, shipyards, and technology stakeholders to build and test a safe and reliable supply of alternative energy sources.
Another example of our commitment to sustaining our planet with key partners is our decades-long Save the Waves program, which focuses on waste management techniques and technologies, along with reuse and recycling programs, to reduce the amount of waste produced on our ships and divert the remaining waste from landfills. We also have a long-term partnership with the World Wildlife Fund to evaluate ship operations, sustainable sourcing of food supplies, waste management, sustainable destinations and guest education on ocean conservation.
We also believe in transparent reporting on our environmental and sustainability stewardship, as well as our social and governance efforts. Our SEA the Future commitment and annual sustainability report, both of which are accessible on our corporate website, highlight our commitment and progress made with regards to those environmental, social and governance aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview on our sustainability efforts, the report references the guidelines of the Global Reporting Initiative and is aligned with the Sustainable Accounting Standards Boards Industry Standards for Cruise Lines. We continue to advance our reporting following the recommendations of the Task Force on Climate Related Financial Disclosures (TCFD). Our corporate website contains the current version of our reports which provide information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission. Refer to the Regulation - Environmental Regulations section below for further information.
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

Global awareness and market penetration
We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand, especially among target groups. Our marketing strategies include the use of travel advisors, traditional media, mobile and digital media as well as social media, influencers, our websites, and sponsorships. Our brands also engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs.
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
In 2023, we introduced three new vessels to our fleet, including Royal Caribbean International’s new flagship – Icon of the Seas, Celebrity Cruises – Celebrity Ascent, and Silversea Cruises – Silver Nova. Each of these vessels represent the latest hardware for their respective brands and both Icon of the Seas and Silver Nova are the first vessels of a new class. For Royal Caribbean International, new features on Icon of the Seas include a dedicated family neighborhood called “Surfside”, a pool deck featuring the largest swimming pool and waterpark at sea, and the “Aquadome” showcasing the tallest waterfall at sea in an 82-foot-tall dome. For Celebrity Cruises, Celebrity Ascent represents an evolution of Celebrity Beyond and builds on the innovation that the Edge series of ships have brought to market. For Silversea, Silver Nova is amongst our most environmentally friendly and energy efficient ships to date.
As of December 31, 2023, our Global Brands and Partner Brands have 8 ships on order. Refer to the Operations section below for further information on our ships on order. As we further develop our Newbuild program, we continue to utilize each vessel as an opportunity to pilot new technology towards Destination Net Zero.
In addition, we regularly evaluate opportunities to order new ships, purchase existing ships or sell ships in our current fleet while ensuring that we remain focused on the returns we generate on invested capital and maintaining a high level of discipline on capital spending and operating leverage.
Markets and itineraries
In an effort to penetrate untapped markets, diversify our consumer base and respond to changing economic and geopolitical market conditions, we continue to seek opportunities to deploy ships to new, and stronger markets and itineraries throughout the world. The portability of our ships allows us to deploy our ships to meet demand within our existing and new cruise markets. We make deployment decisions generally 18 to 32 months in advance, with the goal of optimizing the overall profitability of our portfolio. Additionally, the infrastructure investments we have made to create a flexible global sourcing model have made our brands relevant in a number of markets around the world, which allows us to be opportunistic and source the highest yielding guests for our itineraries.
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
Destination experiences and port facilities
In order to provide unique destination experiences to our guests, we have and continue to invest in our private land destinations. Our Perfect Day Island Collection represents our initiative to develop a series of private island destinations in key markets. The first island in the collection, Perfect Day at CocoCay, includes a wide range of attractions, such as a full water park, zip line course, freshwater pools, helium balloon ride, splash pads and a beach club. In January 2024, we completed the expansion of Perfect Day at CocoCay with the delivery of Hideaway Beach, an adults-only experience. Additionally, our Royal Beach Club will offer an exclusive and branded experience at high volume ports. The first Royal Beach Club is expected to open in 2025 in Nassau, Bahamas. We continue to evaluate opportunities to develop additional destinations across the globe.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we have actively assisted or invested in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call, and reduction of our environmental impacts. For instance, in March 2023 we closed a partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain.
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
Technological capabilities
Technology is a pervasive part of virtually every business process we use to support our operating strategies and provide a quality experience to our customers before, during and after their vacation. We continue to develop tools that enhance our commercial capabilities and support our goal of deepening our customer relationships. We are focused on enhancing our guests' digital experience and growing onboard revenue, by making it easier for our guests to plan and maximize their next vacation through our websites and mobile applications. For example, we recently enabled booking a cruise in our mobile applications, built a loyalty hub to provide easy to view status, benefits and ways to earn rewards and a video library to showcase our family of brands.
We have continued to integrate digital capabilities into our operations and have increased our focus in bringing data analytics and artificial intelligence into our processes to provide better insights for revenue management as well as in how to model our maintenance or operational actions. We have also partnered with SpaceX to launch Starlink, the next generation in shipboard connectivity, unlocking an improved guest experience. In concert with our destination focus, our island technology solutions are now enabling our guests to remain connected with WiFi access, charge food and beverages as well as take advantage of all the island based activities with the same ease as onboard our ships.
Investments in our core platforms, as well as the trade and direct distribution channels, are delivering the benefit of more modernized solutions with scalability and faster self-service response times while also deploying new features such as flight packages and additional promotional offer capabilities. Cyber security and data privacy are an ongoing focus, and we have made and will continue to make investments to protect our customer data, intellectual property and global operations. Refer to Item 1A. Risk Factors - “We are exposed to cyber security attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security” for a discussion of the risks associated with cyber security.
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
Guest Services
We handle virtually all travel aspects related to guest reservations and transportation, including facilitating guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean International, Celebrity Cruises and Silversea Cruises offer recognition and status upgrades to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, and Venetian Society, respectively, to encourage repeat business. Crown & Anchor Society has approximately 19.2 million members worldwide. Captain’s Club and Venetian Society have approximately 6.1 million members combined worldwide. Members are awarded points or credits in proportion to the number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once guests have accumulated the number of cruise points or credits specified for each tier. In addition, upon achieving a certain level of cruise points or credits, the Crown & Anchor Society and Captain’s Club members benefit from reciprocal membership benefits between the loyalty programs. Examples of the benefits available under our loyalty programs include, but are not limited to, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, digital discount vouchers, upgraded bathroom amenities, reserved seating on the pool deck, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.
Operations
Cruise Ships and Itineraries
As of December 31, 2023, our Global Brands and Partner Brands collectively operated 64 ships with a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries.
The following table presents summary information concerning ships that we expect will be in our fleet in 2024 under our Global Brands and Partner Brands.

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Royal Caribbean International
Utopia of the Seas	2024	2024	5,700
Icon of the Seas (1)	2023	2024	5,600
Wonder of the Seas	2022	2022	5,700
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Brilliance of the Seas	2002	2002	2,150
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Ascent	2023	2023	3,250
Celebrity Beyond	2022	2022	3,250
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050
Celebrity Silhouette	2011	2011	2,900
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Xploration	2007	2016	15
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2,150
Celebrity Xpedition	2001	2004	50
Celebrity Millennium	2000	2000	2,200
Silversea Cruises
Silver Ray	2024	2024	730
Silver Nova	2023	2023	730
Silver Endeavour	2021	2022	220
Silver Dawn	2021	2022	600
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	270
Silver Cloud	1994	1994	250
TUI Cruises
Mein Schiff Relax	2024	2025	4,100
Mein Schiff 7	2024	2024	2,900
Mein Schiff 2	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500
Mein Schiff 3	2014	2014	2,500
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2019	2019	230
Europa 2	2013	2013	500
Europa	1999	1999	400

Total			171,005
______________________________________________________________
(1)Icon of the Seas was delivered in 2023 and commenced cruise revenue operations in January 2024.
As of December 31, 2023, our Global Brands and our Partner Brands have eight ships on order. The table below sets forth, as of December 31, 2023, the dates that the ships on order are expected to be delivered, and their approximate berths. The expected delivery dates for all of our ships on order are subject to change due to events such as shipyard construction delays or agreed upon scope changes which impact the delivery timelines. See Part I. Item 1A. Risk Factors for further discussion on shipyard operations.

Ship	Shipyard	Expected Delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l’Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution-class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			31,980
__________________________________________________________________
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.

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

	Year Ended December 31,
	2023	2022	2021 (1)(3)	2020 (2)	2019 (2)
Passengers Carried	7,646,203	5,536,335	1,030,403	1,295,144	6,553,865
Passenger Cruise Days	49,549,127	35,051,935	5,802,582	8,697,893	44,803,953
Available Passenger Cruise Days (APCD)	46,916,259	41,197,650	11,767,441	8,539,903	41,432,451
Occupancy	105.6%	85.1%	49.3%	101.9%	108.1%
___________________________________________________________________
(1)    Due to the elimination of the Silversea Cruises three-month reporting lag in October of 2021, we include Silversea Cruises' metrics from October 1, 2020 through June 30, 2021 and October 1 through December 31, 2021 in the year ended December 31, 2021. The year ended December 31, 2021 does not include July, August, and September 2021 statistics as Silversea Cruises' results of operations for those months are included within Other (expense) income in our consolidated statements of comprehensive loss for the year ended December 31, 2021.Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the three-month reporting lag.
(2) Due to the three-month reporting lag effective through September 30, 2021, we include Silversea Cruises' metrics from October 1, 2019 through September 30, 2020 in the year ended December 31, 2020, and from October 1, 2018 through September 30, 2019 in the year ended December 31, 2019.
(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the sale of the Azamara Cruises brand. For the years ended December 31, 2020, and 2019, we include the full year of operations for Azamara Cruises.
Cruise Pricing
Our cruise ticket prices include accommodations and a wide variety of activities and amenities, including meals and entertainment. Prices vary depending on many factors including the destination, cruise length, stateroom category selected, the time of year the cruise takes place, and the amenities bundled into the price.
Although we grant credit terms in select markets mainly outside of the United States, our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to sailing. Our cruises are generally available for sale at least one year in advance and often more than two years in advance of sailing. During the selling period of a cruise, we continually monitor and adjust our cruise ticket prices for available guest staterooms based on demand, with the objective of maximizing net yields.
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
Passenger ticket revenues accounted for approximately 69%, 66% and 61% of total revenues in 2023, 2022 and 2021, respectively.

Onboard Activities and Other Revenues
Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, retail shops and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking prior to embarkation. These activities are offered either directly by us or by independent concessionaires from which we receive a percentage of their revenues. The all-inclusive pricing programs that we offer currently add some of these onboard activity and other services to the base price of the cruise.
In conjunction with our cruise vacations, we offer pre- and post-cruise hotel packages to our Royal Caribbean International, Celebrity Cruises and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 31%, 34%, and 39% of total revenues in 2023, 2022, and 2021, respectively.
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
As of December 31, 2023, our three global cruise brands employed approximately 98,200 employees spanning across our shipboard fleet and shoreside locations. Our shoreside workforce, including private destinations, consisted of approximately 9,500 full time and 100 part-time employees. Our shipboard workforce consisted of approximately, 88,700 employees, and as of December 31, 2023, approximately 88% were covered by collective bargaining agreements.
The following table details the distribution of our workforce by employee type and region as of December 31, 2023:

Employee Type	U.S. Based Employees	International Employees
Shoreside Operations(1)	4,050	3,900
Shipboard Employees	—	88,700
Private Destinations (2)	—	1,550
(1)    Includes full time and part-time employees.
(2)    Private Destinations includes Coco Cay, Labadee and Galapagos based employees.
As a global operation, we take great pride in the broad diversity of our workforce and the value it brings to our company. Our shoreside workforce is gender diverse with 54% female representation. Our shipboard workforce is comprised of employees from approximately 135 countries. The majority of our shipboard workforce comes from the Philippines (31%), Indonesia (18%) and India (14%). Our shoreside workforce is primarily based out of the U.S. (51%), Philippines (26%), Mexico (8%), and U.K. (5%).

The following table details the gender distribution of our workforce by employee location as of December 31, 2023:

Employee Location	Male	Female
Shoreside - U.S.	46%	54%
Shoreside - International	43%	57%
Shipboard	78%	22%

Our U.S. shoreside workforce is ethnically diverse with approximately 57% comprised of non-White ethnic groups.

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	39%
Hispanic	43%
African American	8%
Asian	6%
Others(1)	4%
(1)    No other individual category is greater than 1%.
We offer a variety of learning and development programs to our workforce, which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. This includes additional tools to assist our employees with managing their career development within Royal Caribbean Group. In 2023, our workforce invested approximately 2.5 million hours in learning programs across a variety of areas ranging from Ethics, Compliance, Business Software and Tools, Finance/Accounting, Professional development, Project Management, Cyber Security, Leadership and Safety/Security among others. In total, our workforce completed approximately 2.9 million courses within our learning management systems.
We run our employee pulse surveys periodically to understand and positively impact our employees’ experience. In 2023, our shoreside employee engagement scores remained high and above most global industry benchmarks.
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
We are members of four Protection and Indemnity ("P&I") clubs, which are part of a worldwide group of 12 P&I clubs, known as the International Group of P&I Clubs (the “IG”). Liabilities, costs and expenses for illness and injury to crew and guest, pollution and other third-party claims in connection with our cruise activities are covered by our P&I clubs, subject to the clubs’ rules and the limits of coverage determined by the IG. P&I coverage provided by the clubs is on a mutual basis and we are subject to additional premium calls in the event of a catastrophic loss incurred by any member of the 12 P&I clubs, whereby the reinsurance limits purchased by the IG are exhausted. We are also subject to additional premium calls based on investment and underwriting shortfalls experienced by our own individual insurers.
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
Environmental Regulations
We are subject to various international and national laws and regulations relating to environmental protection. Under such laws and regulations, we are generally prohibited from discharging materials other than food waste and treated effluents into the waterways. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, may subject us to increasing compliance costs in the future, including the items described below.
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
Emissions
The MARPOL Regulations imposed reduced global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5% as of January 1, 2020. Compliance with this limitation has not and is not expected to have a material impact to our results of operations, largely due to a number of mitigating steps we have taken over the last several years. This includes equipping all of our new ships delivered since 2014 with Advanced Emissions Purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet; resulting in 70% of our fleet being equipped with AEP systems. In addition, the majority of our ships on order are being delivered with Liquified Natural Gas ("LNG") technology that meet all sulfur requirements without the need for an AEP system. These efforts will provide us with additional operational and deployment flexibility.
The MARPOL Regulations also establish special Emission Control Areas ("ECAs") with additional stringent limitations on sulfur emissions in certain geographical areas. There are four established ECAs and one additional ECA being established beginning in May of 2025 that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the "US Caribbean ECA") and the Mediterranean Sea ECA coming into force in May 2025. Ships operating in these sulfur ECAs are required to reduce their emissions sulfur content to 0.1%. Additionally, all new ships operating within the North American and U.S. Caribbean Sea ECA that began construction on or after January 1, 2016 and ships operating in the North and Baltic Sea ECA constructed on or after January 1, 2021 are required to meet more stringent nitrogen oxide emission limits. In order to ensure deployment flexibility, all of our ships under construction are being built to comply with these nitrogen oxide emission rules. Compliance with these MARPOL requirements has not had and is not expected to have, a material impact on our results of operations due to the mitigating steps described above.
The European Union (EU) and IMO implemented legislations that require ships to monitor and report their carbon emissions. These legislations contemplated the enactment of further obligations and restrictions focused on reducing carbon emissions from ships. In 2022, the EU proposed a series of carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals of reducing its GHG emissions by 55% from 1990 levels. As part of this package, during 2023, the EU adopted and published the Emission Trading System (ETS) and the FuelEU Maritime regulation. The ETS program will impose requirements to purchase carbon emission allowances beginning in 2024 for 40% of our emissions within Europe, growing to 70% in 2025, and to 100% in 2026. The impact of the EU ETS regulation is not expected to have a material impact on our 2024 results of operations. The impact of the regulation on future periods is uncertain as the costs of ETS allowances will depend on future markets as well as future deployments. Based on current deployment plans and current prices of ETS allowances, we do not expect the regulation to have a material impact on our 2025 and 2026 results of operations.
The FuelEU Maritime regulation will require ships to reduce GHG intensity in the fuels they consume by 2% as of 2025, and periodically reducing the intensity to 80% by 2050, compared to the 2020 average. All passenger ships will additionally be obligated to connect to shore power when at berth in a Trans-European Transport Network ("TEN-T") port by 2030 and all EU ports by 2035. When fully implemented, the FuelEU Maritime and the remaining Fit for 55 proposals could individually and collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
In January 2023, the IMO amendments to the MARPOL convention went into effect combining a technical and an operational measure (Energy Efficiency Existing Ship Index ("EEXI") and Carbon Intensity Indicator ("CII")). These regulations aim to reduce international shipping carbon intensity in line with the ambition of the initial IMO GHG Strategy of 40% by 2030, as compared to 2008. Compliance with the EEXI has not had a material impact on our operations. The impact of CII is still uncertain as the IMO is expected to review the CII framework in 2026, which could result in requirements that could lead to changes to our itinerary flexibility for some of our ships depending on the final operational measures needed to comply. Furthermore, the IMO in 2023 revised its initial GHG Strategy to include check points in 2030 and 2040 to seek reductions in absolute GHG emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The revised IMO strategy also considers various other measures, including a possible fuel standard and a global market-based measure, such as a fuel levy or carbon taxes, with the intent to reduce greenhouse gas emissions even further. While the exact impact is uncertain at this time as the proposals have yet to be finalized, the global nature of the CII regulation and various other potential measures within the IMO's revised strategy could have a material impact on our results of operations due to increased compliance costs.
Ballast Water
The IMO Ballast Water Management Convention, which came into effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems. Compliance with this regulation has not had a material effect on our results of operations and we do not expect the continuing compliance with this regulation to have a material effect on our results of operations.
Refer to Item 1A. Risk Factors - "Factors associated with climate change, including an increasing global regulatory focus, could adversely affect our business", and "Labor, health and safety, financial responsibility and other maritime regulations and measures could affect operations and increase operating costs" for further discussion of the risks associated with the regulations discussed above.
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
We are also required by the United Kingdom, Norway, Finland, Iceland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds in varying amounts during the course of the year, up to £183 million during the peak season. Additionally, we are required by the Civil Aviation Authority to provide performance bonds totaling £25 million. We maintain with the Norwegian Travel Guarantee Fund performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland, Iceland and the Baltics.
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
Application of Section 883 of the Internal Revenue Code
Royal Caribbean Cruises Ltd., Celebrity Cruises, Inc. and Silversea Cruises Ltd. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, receive income from sources within the United States. Silversea Cruises Ltd. and our United Kingdom tonnage tax companies are classified as disregarded entities, or divisions for U.S. federal income tax purposes that may earn U.S. source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.
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
United Kingdom Income Taxation
During the year ended December 31, 2023, we operated 14 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules introducing a new global minimum tax of 15% with certain aspects of Pillar 2 effective January 1, 2024 and other aspects effective January 1, 2025. The UK and EU member countries have agreed to adopt these provisions and many countries have implemented these rules for 2024. Our parent company is incorporated in Liberia. Liberia has not announced plans to revise its local corporate income tax laws as part of the Pillar 2 proposal. The OECD model rules provide an exclusion for “International Shipping Income,” and certain ancillary income, for which certain of our earnings may be eligible.
The Pillar Two rules will become effective for a portion of our earnings in 2024 and 2025, but we believe the impact will be immaterial. These rules will apply to a majority of our earnings starting in 2026. We are continuing to evaluate the impact of these proposed and enacted legislative changes, which continue to evolve. We are evaluating mitigation strategies that we believe we can execute to minimize the impact of these provisions to an immaterial amount. Refer to Item 1A. Risk Factors - "A change in our tax status under the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our results of operations."
Website Access to Reports
We make available, free of charge, access to our Annual Reports, all quarterly and current reports and all amendments to those reports, as soon as reasonably practicable after such reports are electronically filed with or furnished to the Securities and Exchange Commission and through our website at www.rclinvestor.com. The information contained on our website is not a part of any of these reports and is not incorporated by reference herein.

Information About our Executive Officers
As of February 21, 2024, our executive officers are:

Name	Age	Position
Jason T. Liberty	48	President and Chief Executive Officer
Naftali Holtz	46	Chief Financial Officer
Michael W. Bayley	65	President and Chief Executive Officer, Royal Caribbean International
Laura Hodges Bethge	48	President, Celebrity Cruises
Harri U. Kulovaara	71	Executive Vice President, Maritime
R. Alexander Lake	52	Chief Legal Officer and Secretary
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
Naftali Holtz has served as Chief Financial Officer since January 2022. In his role as Chief Financial Officer, Mr. Holtz is responsible for overseeing the Company’s financial planning and analysis, supply chain, risk management, corporate strategy, treasury, corporate tax matters, investor relations, investments, internal audit, accounting and financial reporting. Prior to his role as Chief Financial Officer, Mr. Holtz served as Senior Vice President of Finance, responsible for financial planning and analysis, risk management and treasury. Mr. Holtz worked for Goldman Sachs as a Managing Director and Head of Lodging and Leisure Investment Banking before joining the Company in 2019. Mr. Holtz is also a veteran of the Israeli Air Force.
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
Laura Hodges Bethge has served as President of Celebrity Cruises since May 2023. Ms. Hodges Bethge’s joined the Company in 2000 and she has since held several leadership roles within various areas of the business, including hotel and marine operations, sales, marketing, product innovation and investor relations. Most recently, she served as Executive Vice President of Shared Services Operations since February 2022, responsible for Royal Caribbean Group’s safety, security and environment, risk management and crew movement teams. Prior to that role, she served as Senior Vice President of Shared Services Operations from December 2020 to February 2022; Senior Vice President of Product Development for Royal Caribbean International from February 2020 to December 2020; and Vice President of Customer Experience from April 2017 to February 2020.
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
Disease outbreaks and increased concern related to illness when traveling to, from, and on our ships, could cause a decrease in demand for cruises, guest cancellations, travel restrictions, an unavailability of ports and/or destinations, cruise cancellations, ship redeployments and an inability to source our crew, provisions or supplies from certain places. In addition, we may be subject to consumer perception that cruises are more susceptible than other vacation alternatives to the spread of infectious diseases. For example, the unprecedented responses by governments and other authorities to control and contain the COVID-19 outbreak, including related variants, led to our voluntary suspension of our global cruise operations starting in March 2020. While we have resumed our global cruise operations, there is no assurance that our cruise operations will not be interrupted. In response to disease outbreaks, our industry, including our passengers and crew, may be subject to enhanced health and safety requirements in the future which may be costly and take a significant amount of time to implement across our fleet. For example, local governments may establish their own set of rules for self-quarantines and/or require proof of individuals' health status or vaccination prior to or upon visiting. Based on our assessment of these requirements and recommendations, or for other reasons, we may determine it necessary to cancel or modify certain of our Global Brands’ cruise sailings. The impact of any of these factors could have a material adverse effect on our business and results of operations. In addition, any operating or health protocols that we may develop or that may be required by law in the future in response to infectious diseases may be costly to develop and difficult to implement and may be less effective than we expected in reducing the risk of infection and spread of such disease on our cruise ships, all of which will negatively impact our operations and expose us to reputational and legal risks.
Incidents on ships, at port facilities, land destinations and/or affecting the cruise vacation industry in general, and the associated negative media coverage and publicity, have affected and could continue to affect our reputation and impact our sales and results of operations.
Cruise ships, private destinations, port facilities and shore excursions operated and/or offered by us and third parties may be susceptible to the risk of accidents, illnesses, mechanical failures, environmental incidents, inappropriate crew or passenger behavior, and other incidents which could bring into question safety, health, security and vacation satisfaction of our guests and negatively impact our sales, operations and reputation. Incidents involving cruise ships, and, in particular the safety, health and security of guests and crew and the media coverage thereof, have impacted and could impact demand for our cruises and pricing in the industry. In particular, we cannot predict the impact on our financial performance and the public’s concern regarding the health and safety of travel, especially by cruise ship, and related decreases in demand for travel and cruising. Moreover, our ability to attract and retain guests and crew depends, in part, upon the perception and reputation of our company and our brands and the public’s concerns regarding the health and safety of travel generally, as well as regarding the cruising industry and our ships specifically. Our reputation and our business could also be damaged by continued or additional negative publicity regarding the cruise industry in general, including publicity regarding the spread of contagious disease, over-tourism in key ports and destinations and the potentially adverse environmental impacts of cruising. The considerable expansion in the use of social and digital media has compounded the potential scope and reach of any negative publicity. In addition, incidents involving cruise ships may result in additional costs to our business, increasing government or other regulatory oversight and, in certain cases, potential litigation.
Significant weather, climate events and/or natural disasters could adversely impact our business and results of operations.
Natural disasters (e.g., earthquakes, volcanos, wildfires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We may be required to alter itineraries and cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events could exacerbate their impact and disrupt our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
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
We rely on shipyards, their subcontractors and our suppliers to effectively construct our new ships and to repair, maintain, and upgrade our existing ships on a timely basis and in a cost effective manner. There are a limited number of shipyards with the capability and capacity to build, repair, maintain and/or upgrade our ships. As such, any disruptions affecting the shipyard supply chain will adversely impact our business as there are limited substitutes.
In addition, suspensions and/or slowdowns of work at shipyards, have impacted and could continue to impact our ability to construct new ships as planned, our ability to timely and cost-effectively procure new capacity, and our ability to execute scheduled drydocks and/or fleet modernizations.
Building, repairing, maintaining and/or upgrading a ship is sophisticated work that involves significant risks. Material increases in commodity and raw material prices, and other cost pressures impacting the construction of a new ship, such as the cost or availability of labor and financing, could adversely impact the shipyard’s ability to build the ship on a cost-effective basis. We may be impacted if shipyards, their subcontractors, and/or our suppliers encounter "force majeure events", insolvencies or other financial difficulties, supply chain, technical or design problems when building or repairing a ship. These problems have impacted and may in the future impact the timely delivery or cost of new ships or the ability of shipyards to repair and upgrade our fleet in accordance with our needs or expectations. In addition, mechanical faults and/or unforeseen incidents may result in cancellation of cruises or delays of new ship orders or necessitate unscheduled drydocks. Such events could result in lost revenue, increased operating expenses, or both, and thus adversely affect our results of operations.
An increase in capacity worldwide or excess capacity in a particular market could adversely impact our cruise sales and/or pricing.
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2023, a total of 51 new ships with approximately 110,000 berths were on order for delivery through 2028 in the cruise industry, including eight ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We operate in the vacation market and cruising is one of many alternatives for people choosing a vacation. We, therefore, risk losing business not only to other cruise lines, but also to other vacation operators, which provide other leisure options, including hotels, resorts (including all-inclusive resorts), internet-based alternative lodging sites, theme parks, sightseeing destinations, package holidays and tours.
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
Our expansion into new markets and investments in new ventures and land-based destination projects may not be successful.
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
We have also invested, either directly or indirectly through joint ventures and partnerships, in a growing portfolio of key land-based projects including port and terminal facilities, private destinations and multi-brand destination projects. These investments can increase our exposure to certain key risks depending on the scope, location, and the ownership and management structure of these projects. These risks include susceptibility to weather events, exposure to local political/regulatory developments and policies, logistical challenges and human resource and labor risks and safety, environmental, and health risks.
Our reliance on travel advisors to sell and market our cruises exposes us to certain risks which could adversely impact our business.
We rely on travel advisors to generate bookings for our global brands. Accordingly, we must maintain competitive commission rates and incentive structures. If we fail to offer competitive compensation packages or fail to maintain our relationships, these agencies may be incentivized to sell cruises offered by our competitors, which could adversely impact our operating results. Our reliance on third-party sellers is particularly pronounced in certain markets. In addition, the travel advisor community is sensitive to economic conditions that impact discretionary income of consumers. Significant disruptions or contractions in the industry could reduce the number of travel advisors available for us to market and sell our cruises, which could have an adverse impact on our financial condition and results of operations.
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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, new laws and regulations, labor actions, increased demand, problems in production or distribution, cybersecurity events, and/or disruptions in third-party logistics or transportation systems. Any such interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations. In addition, increased regulation or stakeholder expectations regarding sourcing practices, or supplier conduct that does not meet such standards, could cause our operating costs to increase or result in publicity that negatively affects our reputation.
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
Although we believe we can access sufficient liquidity to fund our operations, investments and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, credit rating downgrades, our financial performance, the recovery and performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our interest rate derivative instruments or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows and our ability to meet our financial obligations.
Our substantial debt requires a significant amount of cash to service and could adversely affect our financial condition.
We have a substantial amount of debt and significant debt service obligations. As of December 31, 2023, we had total debt of $21.5 billion. Our substantial debt has required us to dedicate a large portion of our cash flow from operations to service debt and fund repayments on our debt, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate expenses.
Our ability to make future scheduled payments on our debt service obligations or refinance our debt depends on our future operating and financial performance and ability to generate cash. This will be affected by our ability to successfully implement our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. If we cannot generate sufficient cash to meet our debt service obligations or fund our other business needs, we may, among other things, need to refinance all or a portion of our debt, obtain additional financing, delay planned capital expenditures or sell assets. We cannot assure that we will be able to generate sufficient cash through any of the foregoing. If we are not able to refinance any of our debt, obtain additional financing or sell assets on commercially reasonable terms or at all, we may not be able to satisfy our obligations with respect to our debt.
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
Despite our leverage, we may incur more debt. Although certain of our debt instruments, including our export credit facilities, contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of significant qualifications and exceptions, and under certain circumstances the amount of debt that could be incurred in compliance with these restrictions could be substantial. If new debt is added to our existing debt levels, the related risks that we now face would increase. Additionally, there is no guarantee that financing will be available in the future or that such financing will be available with similar terms or terms that are commercially acceptable to us. As of December 31, 2023, we have commitments for approximately $5.5 billion of debt to finance the purchase of five ships on order by our Royal Caribbean International, Celebrity Cruises and Silversea Cruises brands, all of which are guaranteed by the export credit agencies in the countries in which the ships are being built. The ultimate size of each facility will depend on the final contract price (including change orders and owner’s supply) as well as fluctuations in the EUR/USD exchange rate. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information regarding our "Secured Notes" and "Priority Guaranteed Notes".
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
We have an aggregate principal amount of $1.2 billion in convertible notes outstanding. If note holders elect to convert, the notes will be converted into our shares of common stock, cash, or a combination of common stock and cash, at our discretion. After May 15, 2025, our convertible notes issued in August 2022, will be convertible at the option of holders until the close of business on the second scheduled trading day immediately preceding their maturity date. Conversions of our convertible notes into shares of our common stock or a combination of common stock and cash, will result in dilution to our shareholders.
Our dividend policy may change without notice and any payment of dividends in the future is subject to the discretion of our Board of Directors.
We have not declared a dividend since the first quarter of 2020. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. In the event we declare a dividend, we will need to repay amounts deferred under the export credit facilities.
Compliance and Regulatory Risks
Changes in U.S. or other countries’ foreign travel policy have affected, and may continue to affect our results of operations.
Changes in U.S. and other countries' foreign policy have in the past and could in the future result in the imposition of travel restrictions or travel bans on persons to certain countries or result in the imposition of travel advisories, warnings, rules, regulations or legislation exposing us to penalties or claims of monetary damages. In addition, some countries have previously adopted restrictions against U.S. travelers. The timing and scope of these changes and regulations can be unpredictable, and they could cause us to cancel scheduled sailings, possibly on short notice, or could result in litigation against us. This, in turn, could decrease our revenue, increase our operating costs and otherwise impair our profitability.
Factors associated with climate change, including an increasing global regulatory focus, could adversely affect our business.
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions. These regulatory efforts, both internationally and in the U.S., are still developing, including the international alignment of such efforts, and we cannot yet determine what the final regulatory programs or their impact will be on our business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, pay for our emissions, modify our itineraries and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs. For example, the European Union has proposed and enacted parts of a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to increase the use of low carbon fuel onboard our vessels as well as connectivity to shore power. Part of the reforms that were enacted includes updates to the European Union Emission Trading System that imposes requirements on us to purchase carbon emission allowances for our qualified emissions beginning in 2024.
In addition, the U.S. and various state and foreign government or regulatory agencies have enacted, or may enact, environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO Sulfur Limit) or the incoming carbon intensity indicator regulation ("CII"), that have or could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. If enacted, these regulations may individually or collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
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
Labor, health and safety, financial responsibility, maritime and other regulations and measures could affect operations and increase operating costs.
We are subject to various international, national, state and local laws, regulations and treaties that govern, among other things, discharge from our ships, safety standards applicable to our ships, treatment of disabled persons, health and sanitary standards applicable to our guests, security standards on board our ships and at the ship/port interface areas, financial responsibilities to our guests, and our advertising and pricing practices. These issues are, and we believe will continue to be, an area of focus by the relevant authorities throughout the world, which may result in the enactment of more stringent regulations. In addition to potential damage to our reputation and brand, failure by us to comply with these various applicable laws and regulations, as well as changes in laws and regulations or the manner in which they are interpreted or applied, may result in litigation, civil and criminal liability, damages, fines and penalties, increased cost of regulatory compliance and may have an adverse impact on our business and financial results.
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
The Organization for Economic Co-operation and Development (OECD) has issued Pillar Two model rules introducing a new global minimum tax of 15%, which may materially impact us starting in 2026. While we are currently pursuing mitigation strategies, there can be no guarantee they will be successful and the impact to our to our financial statements could be material. In addition, as budgetary constraints may adversely impact fiscal policy in the jurisdictions in which we operate, we may be subject to changes in our existing tax treatment or other tax reform, as well as increased tax audits.
We are not a U.S. corporation and, as a result, our shareholders may be subject to the uncertainties of a foreign legal system in protecting their interests.
Our corporate affairs are governed by our Articles of Incorporation and By-Laws and by the Business Corporation Act of Liberia. The provisions of the Business Corporation Act of Liberia resemble provisions of the corporation laws of a number of states in the U.S. However, there are very few judicial cases in Liberia interpreting the Business Corporation Act. While the Business Corporation Act provides that it is to be applied and construed to make the laws of Liberia, with respect of the subject matter of the Business Corporation Act, harmonious with the laws of the State of Delaware, we cannot predict whether Liberian courts would reach the same conclusions as Delaware courts. In cases when the laws of Liberia are silent, the Business Corporation Act adopts, when applicable, the non-statutory corporation law of Delaware with substantially similar legislative provisions insofar as it does not conflict with any other provisions of the Business Corporation Act or decisions of the courts of Liberia, and provides that the courts of Liberia may apply such non-statutory corporation law in resolving any issues before such courts. We cannot predict to what extent or in what manner the courts of Liberia will apply the non-statutory corporation law of Delaware. The right of shareholders to bring a derivative action in Liberian courts may be more limited than in U.S. jurisdictions. There may also be practical difficulties for shareholders attempting to bring suit in Liberia, and Liberian courts may or may not recognize and enforce foreign judgments. Thus, our shareholders may have more difficulty challenging actions taken by management, directors or controlling shareholders than would shareholders of a corporation incorporated in a U.S. jurisdiction.
General Risk Factors
Conducting business globally results in increased regulatory, financial, and other risks.
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
Our future growth strategies depend on the sustained profitability of international markets. Factors that will be critical to our success in these markets include our ability to continue to raise awareness of our products and our ability to adapt our offerings to best suit rapidly evolving consumer demands. The execution of our planned growth strategies is dependent on meeting the governmental and regulatory measures and policies in each of these markets. Our ability to realize our future growth strategy is highly dependent on our ability to satisfy country-specific policies and requirements, as well as meet the needs of region-specific consumer preferences. These factors may cause us to reevaluate some of our international business strategies.
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2023, we had approximately $3.7 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 16.8% of our total indebtedness. As of December 31, 2023, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2023 interest expense by approximately $25.5 million. Additionally, the value of our earnings in foreign currencies is adversely impacted by a strong U.S. dollar.
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
Any further impairment of our goodwill, intangible assets, long-lived assets, equity investments and notes receivable could adversely affect our financial condition and operating results.
We evaluate goodwill for impairment on an annual basis, or more frequently when circumstances indicate that the carrying value of a reporting unit may not be recoverable. We also evaluate other assets, including but not limited to intangible assets and long-lived assets on an annual basis, or more frequently when circumstances indicate the carrying value may not be recoverable. A challenging operating environment, conditions affecting consumer demand or spending, the deterioration of general macroeconomic conditions, expected ship deliveries, or other factors could result in a change to the future cash flows we expect to derive from our operations. Reductions of cash flows used in the valuation analyses may result in the recording of impairments, which could adversely affect our financial condition and operating results.
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
As of December 31, 2023, approximately 88% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
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
We are subject to cyber security attacks. These cyber attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks, and communications for economic gain or with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, generative artificial intelligence impersonation, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The frequency and sophistication of, and methods used to conduct, these attacks, have increased over time.
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
We are also subject to various risks associated with the collection, handling, storage, and transmission of sensitive information. In the regular course of business, we collect employee, customer, and other third-party data, including personally identifiable information and individual payment data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cyber security attacks and the aforementioned risks. In addition, we are subject to federal, state, and international laws relating to the collection, use, retention, security and transfer of personally identifiable information and individual payment data. Those laws include, among others, the European Union General Data Protection Regulation and similar state agencies that impose additional cyber security requirements. Complying with these and other applicable laws has caused, and may cause, us to incur substantial costs or require us to change our business practices, and our failure to do so may expose us to substantial fines, penalties, restrictions, litigation, or other expenses and adversely affect our business. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability and could limit our use and disclosure of such information.
While we continue to evolve our cyber security practices in line with our business’ reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or defending from all cyber security attacks or incidents impacting our operation. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Securing the Company’s business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our businesses, meeting applicable regulatory requirements and maintaining the trust of our various stakeholders. Cybersecurity is an important and integrated part of the Company’s enterprise risk management function that identifies, monitors and mitigates business, operational, financial and legal risks.
We have developed a cybersecurity program designed to protect and preserve the confidentiality, integrity and continued availability of all information we own or process against risks from cybersecurity threats. Using a risk-based prioritization approach, the cybersecurity team focuses on securing our high value assets, updating our cybersecurity detection and prevention capabilities to identify new threats, and maturing the compliance processes to protect the Company’s operations and data.
Risk Management and Strategy
We have implemented policies, programs and controls and invested in cybersecurity technologies that focus on assessing, monitoring, and managing our cybersecurity risks. These include, but are not limited to: maintaining comprehensive cybersecurity policies and practices; augmenting our organization with a global cybersecurity operation center that monitors cyber threats 24-hours a day on a year-round basis; new surveillance technologies to proactively identify threats and improve the Company’s cyber defense capabilities; implementing enterprise-wide cybersecurity training, anti-phishing and awareness programs for our employees and crew members; and conducting cyber simulations with various teams across the Company as well as with management to evaluate our response approach. We have also implemented comprehensive processes designed to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which include security assessments on our suppliers and vendors and continuous monitoring of cyber threats. Our cybersecurity program is based on recognized best practices and standards for cybersecurity, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework. We conduct regular third-party assessments of our cyber risk management program.
We also conduct a periodic assessment of cybersecurity risk as part of broader enterprise risk management (ERM). This assessment includes an evaluation of the Company’s processes to identify and respond to cyber risks and the effectiveness of the Company’s lines of defense. Given the complexity and evolving nature of cybersecurity threats, we leverage both internal cyber analytics and external sources of threat intelligence (including assessors, consultants, and other third parties) to evaluate our cyber risks and to properly adjust our risk mitigation approach. We also maintain controls and procedures that are designed to evaluate cyber risks on an ongoing basis. These processes include prompt communication of certain cybersecurity incidents to the Company’s executives, internal committees and the Board as needed, so that any needed external reporting can be made by management and the Board in a timely manner.
Our policies require each of our employees to contribute to our data security efforts. We regularly educate our employees about the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.
As of the date of this report, we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on the Company, refer to Item 1A. Risk Factors - "We are exposed to cyber security attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security."
Governance
Our cybersecurity program is led by our Chief Information Officer (CIO) and the Chief Information Security Officer (CISO). They are supported by Information Security Officers who work closely with our operational teams. Our CIO and CISO have more than 35 years of collective experience in the cybersecurity field. The CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks and systems. The CISO has served in similar roles at three major public companies and is a recognized cybersecurity leader. He regularly engages with peer CISOs, cybersecurity experts and organizations, including the Cloud Security Alliance (CSA) and the NIST, to stay informed on the latest industry developments. The CISO regularly informs our internal Disclosure Committee, Chief Financial Officer, and our President and Chief Executive Officer of cybersecurity risks and incidents as per our internal cyber risk framework. This also helps ensure that the highest levels of management are kept abreast of our cybersecurity posture and potential risks.

Our Board, in coordination with the Audit Committee, is actively engaged in reviewing management's processes for assessing and managing cybersecurity risks. The Board reviews cybersecurity at least annually. The Audit Committee directly oversees the Company’s management of cybersecurity risks. On a quarterly basis or as needed, the Audit Committee receives updates from management (including the CIO and CISO) on cybersecurity risks resulting from risk assessments, progress of risk reduction initiatives, external auditor feedback, control maturity assessments, and relevant internal and industry cybersecurity incidents. In addition, the Chair of the Audit Committee regularly informs the Board of the outcome of the Audit Committee's reviews at scheduled Board meetings.
Item 2. Properties
Information about our cruise ships, including their size, may be found within the Operating Strategies - Delivery of state-of-the-art cruise ships, and fleet upgrade and maintenance section and the Operations - Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Item 3. Legal Proceedings
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, which was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
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
Holders
As of February 16, 2024, there were approximately 1,186 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
Share Repurchases
There were no repurchases of common stock during the year ended December 31, 2023.
In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2018 to December 31, 2023.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$225
$200
$175
$150
$125
$100
$75
$50
$25
12/18
12/19
12/20
12/21
12/22
12/23
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/18	12/19	12/20	12/21	12/22	12/23
Royal Caribbean Cruises Ltd.	100.00	139.95	79.22	81.57	52.43	137.35
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
Dow Jones U.S. Travel & Leisure	100.00	123.94	126.10	140.59	112.10	152.56
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2018 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Item 6. Reserved
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
•a discussion of our results of operations for the year ended December 31, 2023 compared to the same period in 2022; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.
A discussion of our results of operations, and sources and uses of cash for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 23, 2023 and is incorporated by reference into this Form 10-K.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). (Refer to Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). Certain of our accounting policies are deemed "critical," as they require management's highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our board of directors. We believe our critical accounting policies and estimates are as follows:
Ship Accounting
Ships represent our most significant assets and are stated at cost less accumulated depreciation and amortization. Depreciation of ships is generally computed net of a 10%-15% projected residual value, using the straight-line method over the estimated useful life of the asset, which is generally 30-35 years. The 30-35 year useful life and 10%-15% residual value is the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, environmental regulations, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. We do not have cost segregation studies performed to specifically componentize our ship systems. However, we estimate the costs, useful lives and residual values of component systems based principally on general and technical information known about major ship component systems and their lives, as well as our knowledge of the cruise vacation industry. We do not identify and track depreciation by ship component systems, but instead utilize these estimates to determine the net cost basis of assets replaced or refurbished. Improvement costs that we believe add value to our ships are capitalized as additions to the ship and depreciated over the shorter of the improvements' estimated useful lives or that of the associated ship. The estimated cost and accumulated depreciation of replaced or refurbished ship components are written off and any resulting losses are recognized within Cruise operating expenses in our Consolidated Statements of Comprehensive Loss.
We periodically review estimated useful lives and residual values for ongoing reasonableness, considering long term views on our intended use of each class of ships the planned level of improvements to maintain, enhance, and to comply with environmental regulations for vessels within those classes. In the event a factor is identified that may trigger a change in the estimated useful lives and residual values of our ships, a review of the estimate is completed.
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2023 would have increased by approximately $100 million. If our ships were estimated to have no residual value, depreciation expense for 2023 would have increased by approximately $345 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates. Refer to Note 6. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our ships.
Valuation of Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We review goodwill and indefinite-lived intangible assets for impairment at the reporting unit level annually or, when events or circumstances dictate, more frequently. The impairment review for goodwill consists of a qualitative assessment of whether it is more-likely than-not that a reporting unit's fair value is less than its carrying value, and if necessary, a goodwill impairment test. Factors to consider when performing the qualitative assessment include general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices, and fluctuations in foreign exchange rates.
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a discounted cash flow model, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, and assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2023 impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels;
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
The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2023 impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels ;
•Terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired. Other intangible assets assigned finite useful lives are amortized on a straight-line basis over their estimated useful lives. Refer to Note 5. Intangible Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on indefinite-life and finite-life intangible assets.
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
Royal Caribbean International Reporting Unit
During the fourth quarter of 2023, we performed a quantitative analysis as part of our annual impairment review of the Royal Caribbean International reporting unit. As of November 30, 2023, the fair value of the Royal Caribbean International reporting unit was determined using a discounted cash flow model in combination with a market-based valuation approach. As a result of the test, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by more than 100% as of November 30, 2023, resulting in no impairment to Royal Caribbean International's goodwill.
During the fourth quarter of 2022, we performed a qualitative assessment of the Royal Caribbean International reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the reporting unit exceeded its carrying value and thus, we did not proceed to the goodwill impairment test.
As of December 31, 2023 and 2022, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296.4 million.
We did not perform interim impairment evaluations of Royal Caribbean International's goodwill during 2023 and 2022, as no triggering events were identified.
Silversea Cruises Reporting Unit
During the fourth quarters of 2023 and 2022, we performed a quantitative analysis as part of our annual impairment review of the Silversea Cruises reporting unit. As of November 30, 2023, and November 30, 2022, the fair value of the Silversea Cruises reporting unit was determined using a probability weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 63% and 26% as of November 30, 2023 and 2022, respectively, resulting in no impairment to Silversea Cruises' goodwill. The carrying value of goodwill attributable to our Silversea Cruises reporting unit was $509 million as of December 31, 2023 and 2022.
During the fourth quarters of 2023 and 2022, we performed our annual impairment reviews of the Silversea Cruises trade name. As a result of the quantitative tests, we determined that the fair value of the Silversea Cruises' trade name exceeded its carrying value by approximately 62% and 25%, as of November 30, 2023 and November 30, 2022, respectively, resulting in no impairment to Silversea Cruises' trade name.
As of December 31, 2023 and 2022, the carrying value of indefinite-life intangible assets was $321 million, which primarily relates to the Silversea Cruises trade name.
We did not perform interim impairment evaluations of Silversea Cruises' goodwill or trade names during 2023 and 2022, as no triggering events were identified.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) Other expense, which includes the loss contingency in connection with the ongoing Havana Docks litigation recorded in other expenses in 2022; (ii) gain on sale of controlling interest; (iii) impairment and credit losses; (iv) restructuring charges and other initiative expense; (v) equity investment impairment and recovery of losses; (vi) Pullmantur reorganization settlement; (vii) net insurance recoveries or costs related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas; and (viii) the net gain recognized in 2021 in relation to the sale of the Azamara brand; A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents net income (loss) less net income attributable to noncontrolling interest, excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt; (ii) gain on sale of controlling interest; (iii) tax on the sale of PortMiami noncontrolling interest; (iv)

Silver Whisper deferred tax liability release; (v) impairment and credit losses; (vi) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (vii) restructuring charges and other initiative expenses; (viii) equity investments impairment and recovery of losses; (ix) loss contingency recorded in 2022 in connection with the ongoing Havana Docks litigation inclusive of related legal fees and costs; (x) convertible debt amortization of debt discount; (xi) the 2021 Pullmantur reorganization settlement; (xii) net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas incident; (xiii) the net gain recognized in 2021 in relation to the sale of the Azamara brand; and (xiv) the net loss recognized in 2021 related to the elimination of the three-month reporting lag for Silversea Cruises. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
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
Net Cruise Costs and Net Cruise Costs excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, onboard and other expenses and, in the case of Net Cruise Costs excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our cost performance. For the 2023 period presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes (i) gain on sale of controlling interest; (ii) impairment and credit losses; and (iii) restructuring and other initiative expenses. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations.
Gross Margin Yield represent Gross Margin per APCD.
Adjusted Gross Margin represent Gross Margin, adjusted for payroll and related, food, fuel, other operating, and depreciation and amortization expenses. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
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
Invested Capital represents the most recent five-quarter average of total debt (i.e., Current portion of long-term debt plus Long-term debt) plus the most recent five-quarter average of Total shareholders' equity. We use this measure to calculate ROIC (as defined below).
Adjusted Operating Income (Loss) is a non-GAAP measure that represents operating income (loss) including income (loss) from equity investments and income taxes but excluding certain items that we believe adjusting for is meaningful when assessing our operating performance on a comparative basis. We use this non-GAAP measure to calculate ROIC (as defined below).
Return on Invested Capital ("ROIC") represents Adjusted Operating Income (Loss) divided by Invested Capital. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business. ROIC is also used as a key metric in our long-term incentive compensation program for our executive officers.

Occupancy ("Load factor"), in accordance with cruise vacation industry practice, is calculated by dividing Passenger Cruise Days (as defined below) by APCD. A percentage in excess of 100% indicates that three or more passengers occupied some cabins.
Passenger Cruise Days represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
The use of certain non-GAAP measures, such as Net Yields, Net Cruise Costs and Net Cruise Costs Excluding Fuel, allows us to perform capacity and rate analysis to separate the impact of known capacity changes from other less predictable changes which affect our business. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance in addition to the standard GAAP based financial measures. There are no specific rules or regulations for determining non-GAAP measures, and as such, they may not be comparable to other companies within the industry.
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

Executive Overview
2023 performance was exceptionally strong and significantly exceeded our expectations.
We took delivery of three new ships (Silver Nova, Celebrity Ascent and Icon of the Seas), expanded Perfect Day at CocoCay’s capacity with the launch of Hideaway Beach, and successfully returned to normalized load factors of 105.6%, with peak summer sailings reaching load factors of 110%. We achieved strong financial performance, including EBITDA of $4.5 billion in 2023, record Adjusted EBITDA per APCD and record ROIC. In addition, 2023 delivered record Net Yields and Adjusted EBITDA, and we made significant progress in repairing our balance sheet, repaying approximately $4.0 billion of debt.
Our 2023 Net Income attributable to Royal Caribbean Cruises Ltd. was $1.7 billion, or $6.31 per diluted share, compared to Net Income attributable to Royal Caribbean Cruises Ltd. of $1.9 billion, or $8.95 per diluted share in 2019, the most recent year of normalized operations. Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for 2023 was $1.8 billion, or $6.77 per diluted share, compared to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $2.0 billion, or $9.54 per diluted share in 2019. 2023 Adjusted EBITDA was $4.5 billion, compared to Adjusted EBITDA of $3.6 billion in 2019.
Total revenues in 2023 were $13.9 billion, exceeding the previous record of $11.0 billion in 2019 driven by strong ticket revenue and onboard revenue performance, inclusive of capacity growth. As a result of this, Gross Margin Yields increased 13.2% as-reported, and Net Yields increased 13.5% in Constant-Currency, both compared to 2019. The strength in revenue and improved cash flow, combined with our margin expansion efforts allowed us to accelerate debt repayment, improving our debt maturity profile.
Cruise operating expenses increased from $6.1 billion in 2019 to $7.8 billion in 2023. Gross Cruise Costs per APCD increased 10.9% as-reported and 11.3% in Constant Currency, compared to 2019. Net Cruise Costs, excluding Fuel, per APCD increased 7.5% as-reported and 7.9% in Constant Currency, compared to 2019. Our disciplined cost control helped mitigate the effects of inflation. For 2023, Net Cruise Costs included $2.31 per APCD of structural costs which were not present in 2019, including increased costs associated with Perfect Day at CocoCay, our Galveston terminal, and roll-out of Starlink internet onboard our fleet.
In 2024, we expect our capacity to increase by 8.5% compared to 2023, with the addition of Silver Ray and Utopia of the Seas and a full year of operations for Silver Nova, Celebrity Ascent, and Icon of the Seas (which began revenue sailings in January 2024). Utopia of the Seas will be the first Oasis class ship focused on short Caribbean itineraries, and we also return to China for the first time since 2019 with Spectrum of the Seas. In addition, we will continue the construction of the first Royal Beach Club at Paradise Island, Bahamas, set to open in 2025. Our new ships, optimized deployment, continued load factor growth and enhanced onboard offerings are expected to drive growth in Net Yields and Total Revenues. During 2024, we are expected to have 20 ships in drydock, due to our growing fleet combined with the timing of restarting our entire fleet, and we plan to continue investing in newbuilds and retrofitting our existing fleet with technology to help reach our long-term goals to reduce carbon intensity.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2023 include:
•Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the year ended December 31, 2023 was $1.7 billion and $1.8 billion, or $6.31 and $6.77 per share on a diluted basis, respectively, compared to Net Loss attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Loss attributable to Royal Caribbean Cruises Ltd. of $(2.2) billion and $(1.9) billion, or $(8.45) and $(7.50) per share on a diluted basis, respectively, for the year ended December 31, 2022.
•Total revenues increased by $5.1 billion for the year ended December 31, 2023 as compared to the same period in 2022. The increase was primarily driven by our full operations at higher occupancy, capacity, and ticket prices in 2023, compared to partial to full operations during the first half and second half of 2022, respectively, at lower occupancy and capacity rates.
•Total cruise operating expenses increased by $1.2 billion for the year ended December 31, 2023 compared to the same period in 2022. The increase reflects our operations in 2023 at higher capacity and occupancy, compared to the same period in 2022.
•In February 2023, we issued $700 million aggregate principal amount of 7.25% senior guaranteed notes due January 2030 ("7.25% Priority Guaranteed Notes"). Upon closing, we terminated our commitment for the $700 million 364-day term loan facility. In addition, the remaining $350 million backstop committed financing was also terminated upon closing,
•Effective March 31, 2023, we closed on the previously announced partnership with iCON. As part of the transaction, we sold 80% of PortMiami for $209 million and retained a 20% minority interest. The partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy, Spain, and the U.S. Virgin Islands. Refer to Note 7. Investments and Other Assets in our consolidated financial statements for further information on the transaction.
•In June 2023, our 4.25% Convertible Senior Notes with an outstanding balance of $350 million were settled using a combination of $338 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid in capital by an immaterial amount.
•In June 2023, we took delivery of Silver Nova, and in November 2023, we took delivery of Celebrity Ascent, and Icon of the Seas. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the financing of the ships. Silver Nova, Celebrity Ascent, and Icon of the Seas entered service in the third and fourth quarters of 2023, and the first quarter of 2024, respectively.
•In November 2023, we settled $225 million of our 2.875% Convertible Senior Notes. The notes were settled using a combination of $225 million in cash and the issuance of approximately 147,000 shares of common stock. The issuance of equity increased additional paid in capital by an immaterial amount.
•During the year ended December 31, 2023, we executed and amended various financing arrangements on our two unsecured revolving credit facilities. Following these refinancings, our aggregate revolving credit commitments are $3.5 billion, with $1.7 billion scheduled to mature in October 2026, and $1.7 billion scheduled to mature in October 2028, and $97 million scheduled to mature in April 2025.
•During the year ended December 31, 2023, we fully repaid the $1.4 billion outstanding balance on our 11.50% secured senior notes due in June 2025.
For further information regarding the debt transactions discussed above, refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our 2023 financing activity.

We reported Net Income (Loss) attributable to Royal Caribbean Cruises Ltd., Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd., Earnings (Loss) per Share and Adjusted Earnings (Loss) per Share as shown in the following table (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,697	$(2,156)	$(5,260)
Loss on extinguishment of debt	121	94	139
Gain on sale of controlling interest (1)	(3)	—	—
PortMiami tax on sale of noncontrolling interest (2)	7	—	—
Silver Whisper deferred tax liability release (3)	(26)	—	—
Impairment and credit losses (4)	8	1	82
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (5)	6	6	6
Restructuring charges and other initiatives expense	5	12	2
Equity investment impairment and recovery of losses (6)	12	—	31
Litigation loss contingency (7)	—	130	—
Convertible debt amortization of debt discount (8)	—	—	104
Pullmantur reorganization settlement (9)	—	—	10
Oasis of the Seas incident (10)	—	—	(7)
Net gain related to the sale of Azamara brand (11)	—	—	(3)
Net loss related to the elimination of the Silversea Cruises reporting lag (12)	—	—	63
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,827	$(1,913)	$(4,833)

Basic:
Earnings (Loss) per Share	$6.63	$(8.45)	$(20.89)
Adjusted Earnings (Loss) per Share	$7.14	$(7.50)	$(19.19)

Diluted:
Earnings (Loss) per Share (13)	$6.31	$(8.45)	$(20.89)
Adjusted Earnings (Loss) per Share (13)	$6.77	$(7.50)	$(19.19)

Weighted-Average Shares Outstanding:
Basic	256	255	252
Diluted	283	255	252
(1)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2)    Represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other (expense) income in our consolidated statements of comprehensive income (loss).
(3)    Represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(4)    Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023 includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss). For 2022 and 2021, amounts represents asset impairment and credit losses as a result of the impact of COVID-19, net of the recovery of credit losses previously recognized
(5)    Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.

(6)    For 2023, represents equity method impairments of $13 million and recognition of deferred currency translation adjustment losses of $4 million. These amounts are included in Equity investment income (loss) and Other (expense) income within our consolidated statements of comprehensive income (loss), respectively. Additionally, 2023, includes a $4 million recovery of losses from one of our equity method investees recognized during the second quarter of 2023. For 2021, amount represents equity investment asset impairment, primarily for our investments in TUI Cruises GmbH as a result of the impact of COVID-19. These amount is included in Equity investment income (loss) within our consolidated statements of comprehensive income (loss).
(7)    Represents the 2022 loss contingency recorded in connection with the ongoing Havana Docks litigation inclusive of post-judgment interest and related legal fees and costs. This amount is included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(8)    Represents the amortization of non-cash debt discount on our convertible notes. For further information regarding the adoption of ASU 2020-06 as of January 1, 2022, which impacts the accounting of the non-cash debt discount on convertible notes, refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
(9)    Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization.
(10)    Amounts include net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.
(11)    Represents the net gain recognized in 2021 in relation to the sale of the Azamara brand.
(12)    Represents the net loss related to the elimination of the Silversea Cruises reporting lag.
(13)    For 2023, diluted EPS and adjusted EPS includes the add-back of dilutive interest expense related to our convertible notes of $88 million.

Year Ended December 31,
2019
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,879
Oasis of the Seas incident, Grand Bahama's drydock write-off and other incidental expenses (1)	35
Loss on extinguishment of debt	6
Change in the fair value of contingent consideration and amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (2)	31
Restructuring charges and other initiatives expense (3)	14
Transaction and integration costs related to the Silversea Cruises acquisition (2)	2
Noncontrolling interest adjustment (4)	36
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$2,003

Basic:
Earnings per Share	$8.97
Adjusted Earnings per Share	$9.56

Diluted:
Earnings per Share	$8.95
Adjusted Earnings per Share	$9.54

Weighted-Average Shares Outstanding:
Basic	209
Diluted	210

(1)Amount includes incidental costs, net of insurance recoveries of $14 million related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas, which were reported primarily within Other operating expenses in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019; and $21 million regarding the Grand Bahama incident involving one of its drydocks, included in our equity investment income within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2019.
(2)Represents the change in the fair value of the contingent consideration and the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(3)Represents restructuring charges incurred in relation to the reorganization of our international sales and marketing structure and other initiatives expenses.
(4)Adjustment made to exclude the impact of the contractual accretion requirements associated with the put option held by Silversea Cruises Group Ltd.'s noncontrolling interest.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2023	2022	2021
Passenger ticket revenues	68.8%	65.5%	61.4%
Onboard and other revenues	31.2%	34.5%	38.6%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	14.4%	15.4%	13.6%
Onboard and other	5.8%	6.8%	7.6%
Payroll and related	8.6%	14.6%	54.7%
Food	5.9%	7.4%	10.7%
Fuel	8.3%	12.1%	25.1%
Other operating	12.9%	18.6%	67.0%
Total cruise operating expenses	55.9%	74.8%	178.8%
Marketing, selling and administrative expenses	12.9%	17.9%	89.4%
Depreciation and amortization expenses	10.5%	15.9%	84.4%
Operating Income (Loss)	20.7%	(8.7)%	(252.6)%
Other income (expense):
Interest income	0.3%	0.4%	1.1%
Interest expense, net of interest capitalized	(10.1)%	(15.4)%	(84.3)%
Equity investment income (loss)	1.4%	0.6%	(8.8)%
Other (expense) income	(0.1)%	(1.3)%	1.3%
	(8.4)%	(15.7)%	(90.7)%
Net Income (Loss)	12.3%	(24.4)%	(343.3)%
Less: Net Income attributable to noncontrolling interest	0.1%	—%	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	12.2%	(24.4)%	(343.3)%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2023	2022	2021(1)(2)
Passengers Carried	7,646,203	5,536,335	1,030,403
Passenger Cruise Days	49,549,127	35,051,935	5,802,582
APCD	46,916,259	41,197,650	11,767,441
Occupancy	105.6%	85.1%	49.3%
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
(2) For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. Refer to Note 1. General to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for more information on the sale of the Azamara Cruises brand.

EBITDA and Adjusted EBITDA were calculated as follows (in millions):

	Year Ended December 31,
	2023	2022	2021

Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,697	$(2,156)	$(5,260)
Interest income	(36)	(36)	(17)
Interest expense, net of interest capitalized	1,402	1,364	1,292
Depreciation and amortization expenses	1,455	1,407	1,293
Income tax expense (benefit) (1)	6	4	(47)
EBITDA	4,524	583	(2,739)

Other expense (2)	2	115	27
Gain on sale of controlling interest (3)	(3)	—	—
Impairment and credit losses (4)	8	1	82
Restructuring charges and other initiatives expense	5	12	2
Equity investment impairment and recovery of losses (5)	8	—	31
Pullmantur reorganization settlement (6)	—	—	5
Oasis of the Seas incident (7)	—	—	(7)
Net gain related to the sale of Azamara brand	—	—	(3)
Adjusted EBITDA	$4,544	$711	$(2,602)

(1) These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(2) Represents net non-operating expense. For 2022, primarily represents our loss contingency recorded in connection with the ongoing Havana Docks litigation inclusive of related legal fees and costs. For 2021 primarily relates to changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued. The amount excludes income tax expense (benefit), included in the EBITDA calculation above.
(3) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(4) Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023 includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss). For 2022 and 2021, amounts represents asset impairment and credit losses as a result of the impact of COVID-19, net of the recovery of credit losses previously recognized.
(5) For 2023, represents equity method impairments of $13 million recognized during the third quarter of 2023, and a $4 million recovery of losses from one of our equity method investees recognized during the second quarter of 2023. For 2021, amount represents equity investment asset impairment, primarily for our investments in TUI Cruises GmbH, as a result of the impact of COVID-19. These amounts are included in Equity investment income (loss) within our consolidated statements of comprehensive income (loss).
(6) Represents estimated cash refunds expected to be paid to Pullmantur guests and other expenses incurred as part of the Pullmantur S.A. reorganization..
(7) Represents net insurance recoveries related to the collapse of the drydock structure at the Grand Bahama Shipyard involving Oasis of the Seas.

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields):

	Year Ended December 31,
	2023	2022	2021
Total revenues	$13,900	$8,840	$1,532
Less:
Cruise operating expenses	7,775	6,616	2,739
Depreciation and amortization expenses	1,455	1,407	1,293
Gross Margin	4,670	817	(2,500)
Add:
Payroll and related	1,197	1,288	838
Food	819	653	164
Fuel	1,150	1,073	385
Other operating	1,799	1,648	1,027
Depreciation and amortization expenses	1,455	1,407	1,293
Adjusted Gross Margin	$11,090	$6,886	$1,207

APCD	46,916,259	41,197,650	11,767,441
Gross Margin Yields	$99.54	$19.83	$(212.45)
Net Yields	$236.38	$167.15	$102.57

	Year Ended December 31,
	2023	2023 On a Constant Currency Basis	2019
Total revenues	$13,900	$—	$10,951
Less:
Cruise operating expenses	7,775	—	6,063
Depreciation and amortization expenses	1,455	—	1,246
Gross Margin	4,670	4,699	3,642
Add:
Payroll and related	1,197	—	1,079
Food	819	—	584
Fuel	1,150	—	698
Other operating	1,799	—	1,406
Depreciation and amortization expenses	1,455	—	1,246
Adjusted Gross Margin	$11,090	$11,123	$8,655

APCD	46,916,259	46,916,259	41,432,451
Gross Margin Yields	$99.54	$100.16	$87.90
Net Yields	$236.38	$237.08	$208.89

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Year Ended December 31,
	2023	2022	2021
Total cruise operating expenses	$7,775	$6,616	$2,739
Marketing, selling and administrative expenses	1,792	1,583	1,370
Gross Cruise Costs	9,567	8,199	4,109
Less:
Commissions, transportation and other	2,001	1,357	208
Onboard and other	809	597	117
Net Cruise Costs including other costs	6,757	6,245	3,784
Less:
Gain on sale of controlling interests (1)	(3)	—	—
Impairment and credit losses (2)	8	1	82
Restructuring charges and other initiatives expense (3)	5	12	2
Net Cruise Costs	6,747	6,232	3,700
Less:
Fuel	1,150	1,073	385
Net Cruise Costs excluding Fuel	$5,597	$5,159	$3,315

APCD	46,916,259	41,197,650	11,767,441
Gross Cruise Costs per APCD	$203.92	$199.02	$349.18
Net Cruise Costs per APCD	$143.81	$151.27	$314.43
Net Cruise Costs excluding Fuel per APCD	$119.30	$125.23	$281.71
(1) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2) Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023 includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss). For 2022 and 2021, amounts represents asset impairment and credit losses as a result of the impact of COVID-19, net of the recovery of credit losses previously recognized.
(3) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Year Ended December 31,
	2023	2023 On a Constant Currency Basis	2019
Total cruise operating expenses	$7,775	$—	$6,063
Marketing, selling and administrative expenses	1,792	—	1,559
Gross Cruise Costs	9,567	9,602	7,622
Less:
Commissions, transportation and other	2,001	—	1,656
Onboard and other	809	—	640
Net Cruise Costs including other costs	6,757		5,326
Less:
Gain on sale of controlling interests (1)	(3)	—	—
Impairment and credit losses (2)	8	—	—
Restructuring charges and other initiatives expense (3)	5	—	14
Integration costs related to Silversea Cruises acquisition (3)	—	—	1
Transaction costs related to Silversea Cruises acquisition (3)	—	—	1
Incidental costs related to the Oasis of the Seas incident included within other operating expenses	—	—	15
Net Cruise Costs	6,747	6,769	5,295
Less:
Fuel	1,150	—	698
Net Cruise Costs excluding Fuel	$5,597	$5,619	$4,597

APCD	46,916,259	46,916,259	41,432,451
Gross Cruise Costs per APCD	$203.92	$204.66	$183.96
Net Cruise Costs per APCD	$143.81	$144.28	$127.80
Net Cruise Costs excluding Fuel per APCD	$119.30	$119.77	$110.95
(1) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2) Represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023 includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(3) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
In this section, references to 2023 refer to the year ended December 31, 2023 and references to 2022 refer to the year ended December 31, 2022.
Revenues
Total revenues increased $5.1 billion, or 57.2%, to $13.9 billion in 2023 from $8.8 billion in 2022.
Passenger ticket revenues comprised 68.8% of our 2023 total revenues. Passenger ticket revenues increased by $3.8 billion, or 65.2% to $9.6 billion in 2023 from $5.8 billion in 2022. The increase was primarily driven by a 20.5% higher occupancy, 13.9% increase in capacity, and higher ticket prices in 2023, compared to the same period in 2022.
The remaining 31.2% of total revenues was comprised of Onboard and other revenues, which increased $1.3 billion, or 42.2% to $4.3 billion in 2023 from $3.0 billion in 2022. The increase was primarily due the increased occupancy and capacity noted above in 2023 compared to the same period in 2022.
The increase in revenues reflect our full operations in 2023 at higher occupancy, capacity, and prices, compared to a partial return to operations during the first half of 2022, full operations in the second half of 2022 at lower occupancy and capacity rates. Occupancy in 2023 was 105.6% compared to 85.1% in 2022.
Onboard and other revenues included concession revenues of $472 million in 2023 and $332 million in 2022.
Cruise Operating Expenses
Total Cruise operating expenses increased by $1.2 billion, or 17.5%, to $7.8 billion in 2023 from $6.6 billion in 2022. The increase was primarily due to:
•a $644 million increase in Commissions, transportation and other expenses; and
•a $212 million increase in Onboard and other expenses;
•a $166 million increase in Food Costs;
•a $151 million increase in Other operating expenses; and
•a $77 million increase in Fuel expense.
The increase in operating expenses noted above reflects full operations in 2023, including additional capacity and higher occupancy compared to the same period in 2022, offset by a decrease of $91 million in Payroll and related due to additional costs incurred during our return to service in 2022, which did not recur in 2023.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses increased $209 million, or 13.2% to $1.8 billion in 2023 from $1.6 billion in 2022, driven by an increase in payroll and benefits expense primarily driven by an increase in headcount and higher stock price year over year related to our performance share awards.
Other Income (Expense)
Equity investment income (loss) increased $143 million, or 250.9%, to $200 million in 2023 from $57 million in 2022. The increase in income was primarily due to an increase of income from TUI Cruises, one of our equity investments, in 2023 compared to 2022.
Other expense was $8 million in 2023 compared to other expense of $119 million in 2022. The $111 million improvement is mainly driven by the loss contingency of $130 million recorded in 2022 in connection with the ongoing Havana Docks litigation, which did not recur in 2023.
Other Comprehensive Income (Loss)
Other comprehensive loss in 2023 was $30 million compared to Other comprehensive income of $67 million in 2022. The decrease of $97 million was primarily due a Loss on cash flow derivative hedges in 2023 of 27 million compared to a Gain on cash flow derivative hedges of $8 million in 2022, and a decrease of $43 million in change in defined benefit plans in 2023 compared to 2022.

Future Application of Accounting Standards
Refer to Note. 2 Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities increased by $4.0 billion to cash provided of $4.5 billion for the year ended December 31, 2023, compared to cash provided of $0.5 billion for the same period in 2022. The increase was primarily attributable to higher occupancy and bookings in 2023 compared to the same period in 2022.
Net cash used in investing activities increased by $0.9 billion to cash used of $3.9 billion for the year ended December 31, 2023, compared to cash used of $3.0 billion for the same period in 2022. The increase was primarily attributable to a increase in capital expenditures of $1.2 billion during 2023, compared to the same period in 2022 due to the increased cost associated with taking delivery of Silver Nova, Celebrity Ascent and Icon of the Seas in 2023, compared to the delivery of Wonder of the Seas, Celebrity Beyond, and Silver Endeavour during the same period in 2022. The increase was partially offset by a decrease in cash paid on settlement of derivative financial instruments of $270 million during 2022 compared to 2023.
Net cash (used in) provided by financing activities was $(2) billion for the year ended December 31, 2023, compared to cash provided of $1.7 billion for the same period in 2022. The change of $3.7 billion was primarily attributable to decrease of debt proceeds of $2.1 billion in 2023 compared to the same period in 2022, and an increase in repayment of debt of $1.8 billion in 2023 compared to the same period in 2022. The change was partially offset by proceeds received of $209 million for the sale of noncontrolling interest of PortMiami during 2023.
Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2023, we have one Oasis-class ship, and two ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 16,900 berths. As of December 31, 2023, we have one Edge-class ship on order for our Celebrity Cruises brand, with a capacity of approximately 3,250 berths. Additionally, as of December 31, 2023, we have one Evolution-class ship on order for our Silversea Cruises brand with an aggregate capacity of approximately 730 berths. Refer to Item 1. Business-Operations for further information on our ships on order. We have committed financing arrangements in place covering 80% of the cost of the ship for the five ships on order for our Global Brands, all of which include sovereign financing guarantees. During the year ended December 31, 2023 we received commitments for the unsecured financing of the fifth Edge-class ship, estimated for delivery in 2025.
As of December 31, 2023, the aggregate cost of our ships on order, excluding any ships on order by our Partner Brands, was approximately $7.9 billion, of which we had deposited $698 million. Approximately 43.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2023. Refer to Note 16. Fair Value Measurements and Derivative Instruments and Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
As of December 31, 2023, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.3 billion for 2024. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of December 31, 2023, our material cash requirements were as follows (in millions):

	Payments due by period
	2024	2025	2026	2027	2028	Thereafter	Total
Operating Activities:
Interest on debt(1)	$1,222	$1,141	$1,004	$834	$512	$1,104	$5,817
Other(2)	157	149	173	141	116	925	1,661
Investing Activities:
Ship purchase obligations(3)	1,967	2,211	1,303	—	—	—	5,481
Total	$3,346	$3,501	$2,480	$975	$628	$2,029	$12,959
_____________________________________________________________________________________________
(1)    Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2023. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2023.
(2)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $4.5 billion in final contractual installments, which have committed financing covering 80% of the cost of the ships on order for our Global Brands, all of which include sovereign financing guarantees. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
Off-Balance Sheet Arrangements.
Refer to Note 3. Revenue to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for credit card processor agreements for export credit agency guarantees.
Refer to Note 7. Investments and Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for ownership restrictions related to TUI Cruises.
Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for other agreements.
As of December 31, 2023, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2023, we had approximately $6.0 billion of committed financing for our ships on order. As of December 31, 2023, our obligations due through December 31, 2024 primarily consisted of $1.7 billion related to debt maturities, $1.2 billion related to interest on debt and $2.0 billion related to progress payments on our ship orders and, based on expected delivery date, the final installments payable due upon the delivery of Utopia of the Seas, and Silver Ray. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of December 31, 2023, we had liquidity of $3.1 billion, including cash and cash equivalents of $0.5 billion, and $2.6 billion of undrawn revolving credit facility capacity. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 8. Debt and Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of shareholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. As of December 31, 2023, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our long-term debt obligations including future interest payments. At December 31, 2023, approximately 83% of our long-term debt was effectively fixed as compared to 75.0% as of December 31, 2022. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
The estimated fair value of our long-term fixed-rate debt at December 31, 2023 was $15.9 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. A hypothetical one percentage point decrease in interest rates at December 31, 2023 would increase the fair value of our hedged and unhedged long-term fixed-rate debt by approximately $2.1 billion.
Market risk associated with our long-term floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2024 interest expense by approximately $25.5 million, assuming no change in foreign currency exchange rates.
At December 31, 2023, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2023 (In millions)	Maturity	Debt Floating Rate (3)		All-in Fixed Rate
Celebrity Reflection term loan	$55	October 2024	Term SOFR	0.40%	2.88%
Quantum of the Seas term loan	184	October 2026	Term SOFR	1.30%	3.78%
Anthem of the Seas term loan	211	April 2027	Term SOFR	1.30%	3.9%
Ovation of the Seas term loan	311	April 2028	Term SOFR	1.00%	3.2%
Harmony of the Seas term loan (1)	287	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	345	October 2032	Term SOFR	0.96%	3.28%
Odyssey of the Seas term loan (2)	173	October 2032	Term SOFR	0.96%	2.91%
	$1,566
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2023.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
(3)    During the year ended December 31, 2023, we completed our transition from LIBOR to Term SOFR rates for substantially all of our Interest rate swap agreements.

These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $87 million as of December 31, 2023 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.
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
The estimated fair value, as of December 31, 2023, of our Euro-denominated forward contracts associated with our ship construction contracts was an asset of $51 million, based on the present value of expected future cash flows. As of December 31, 2023, the aggregate cost of our ships on order, not including ships on order by our Partner Brands, was approximately $7.9 billion, of which we had deposited $698 million as of such date. Approximately 43.5% and 52.3% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2023 and 2022, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2023, assuming no changes in comparative interest rates, would result in a $346 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €648 million, or approximately $716 million, through December 31, 2023. As of December 31, 2022, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €433.0 million, or approximately $462 million.
We have included net gains of approximately $41 million and $64 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2023 and 2022, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2023, we maintained an average of approximately $1.3 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2023, 2022 and 2021 changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of approximately $19 million, $(102) million and $(31) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(43) million, $93 million and $24 million, respectively. These changes were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 8.3% in 2023, 12.1% in 2022 and 25.1% in 2021. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2023, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $899 million, maturing through 2026. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 61% of our projected 2024 fuel requirements. The estimated fair value of our fuel swap agreements at December 31, 2023 was estimated to be a liability of $48 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2023 would increase our forecasted 2024 fuel cost by approximately $58 million, net of the impact of fuel swap agreements.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K).
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2024 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Delinquent Section 16(a) Reports"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	2/11/2022
4.1	Agreement of Royal Caribbean Cruises Ltd. to furnish certain debt instruments to the Securities and Exchange Commission*
4.2	Description of the Company's Securities *
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Hull No. B34 Credit Agreement, dated as of January 30, 2015, as novated, amended and restated on the Actual Delivery Date pursuant to a novation agreement dated January 30, 2015 (as amended),between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe plc, UK Branch, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2018
10.3	Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.1	11/19/2015
10.4	Amendment No. 1 to Hull No. S-700 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.7	6/30/2018
10.5	Amendment No. 2 to Hull No. S-700 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.8	6/30/2018
10.6	Hull No. S-713 Credit Agreement, dated as of November 13, 2015, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	8-K	10.2	11/19/2015
10.7	Amendment No. 1 to Hull No. S-713 Credit Agreement, dated as of September 7, 2016, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent and Initial Mandated Lead Arranger	10-Q	10.9	6/30/2018
10.8	Amendment No. 2 to Hull No. S-713 Credit Agreement, dated as of July 3, 2018, by and among the Company, the Lenders from time to time party thereto and KfW IPEX-Bank GmbH, as Hermes Agent,Facility Agent and Initial Mandated Lead Arranger	10-Q	10.10	6/30/2018

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.9	Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	6/28/2016
10.10	First Supplemental Agreement, dated as of October 5, 2018, relating to Hull No. K34 and the Novation Agreement, dated as of June 22, 2016, by and between Azairemia Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, and the banks and financial institutions as lender parties thereto	10-K	10.20	12/31/2018
10.11	Novation Agreement, dated as of July 24, 2017, between Hibisyeu Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.1	7/28/2017
10.12	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.13	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.14	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.15	Icon 1 Hull No. S-1400 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.1	10/17/2017
10.16	Icon 2 Hull No. S-1401 Credit Agreement, dated as of October 11, 2017, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	8-K	10.2	10/17/2017
10.17	Amendment No. 1 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.11	6/30/2018

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.18	Amendment No. 1 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 3, 2018, between Royal Caribbean Cruises Ltd., as the Borrower, the Lenders from time to time party thereto, KfW IPEX-Bank GmbH, as Hermes Agent, Facility Agent, Documentation Agent and Initial Mandated Lead Arranger and BNP Paribas Fortis SA/NV as Finnvera Agent	10-Q	10.12	6/30/2018
10.19	Icon 3 Hull No. 1402 Credit Agreement, dated as of December 18, 2019, between Royal Caribbean Cruises Ltd., as the Borrower, KfW IPEX-Bank GmbH, as Facility Agent CIRR Agent, Documentation Agent, Hermes Agent, Initial Mandated Lead Arranger and Sole Bookrunner, and the Lenders and Residual Risk Guarantors from time to time party thereto	8-K	10.1	12/20/2019
10.20	Term Loan Agreement, dated as of March 23, 2020, among Royal Caribbean Cruises Ltd., the various financial institutions as are or shall be party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent for the lender parties and as collateral agent for the secured parties	8-K	10.1	3/23/2020
10.21	Third Amendment Agreement to a Credit Agreement, dated as of 13 November 2015 (as amended and restated from time to time) “Spectrum of the Seas” – ex Hull No. S-700, dated April 8, 2020, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers	8-K	10.2	4/10/2020
10.22	Second Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Celebrity Apex (ex hull no. K34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Bank, as global coordinator, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.2	5/4/2020
10.23	Fourth Supplemental Agreement to a Credit Agreement in respect of the financing of acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of April 29, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as ECA agent, Citibank Europe PLC, UK Branch as facility agent, the mandated lead arrangers and the other lenders party thereto	8-K	10.3	5/4/2020
10.24	First Supplemental Agreement relating to Hull No. L34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Houatorris Finance Limited, Chantiers de L’Atlantique, the Company, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions party thereto	10-Q	10.4	5/21/2020
10.25	First Supplemental Agreement relating to Hull No. M34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hoediscus Finance Limited, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.5	5/21/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.26	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020
10.27	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Celebrity Apex (ex hull no. K34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.6	8/3/2020
10.28	Supplemental Agreement in relation to the extension of the waiver period for financial covenants in respect of the financing of the acquisition of Symphony of the Seas (ex hull no. B34), dated July 28, 2020, among Royal Caribbean Cruises Ltd. and Citibank Europe plc, UK Branch	8-K	10.7	8/3/2020
10.29	Third Amendment Agreement to a Credit Agreement dated as of 13 November 2015 (as amended and restated from time to time) in respect of “Odyssey of the Seas” – Hull S-713, dated 30 April 2020, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arrangers and the mandated lead arrangers.	10-Q	10.15	8/10/2020
10.30	Amendment Letter, dated May 11, 2020 in respect of the Icon 3 Hull No. 1402 credit agreement, dated 18 December 2019 between the Company, the lenders and residual risk guarantors party thereto, and KfW IPEX-Bank GmbH as facility agent, CIRR agent, documentation agent, Hermes agent, initial mandated lead arranger and sole bookrunner.	10-Q	10.16	8/10/2020
10.31	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 3 (ex. hull no. L34), dated August 29, 2020, among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10-Q	10.10	11/4/2020
10.32	Supplemental Agreement in relation to certain amendments in connection with the Silversea negative covenants and the exercise of the Buyer's Stretch Option in respect of Edge 4 (ex. hull no. M34), dated August 29, 2020, by and among the Company, Hoediscus Finance Limited, Citibank Europe Plc, UK Branch, Citibank N.A., London Branch, Citicorp Trustee Company Limited, HSBC France and Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch	10-Q	10.11	11/4/2020
10.33	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 5 (ex. hull no. C34), dated August 29, 2020, among the Company, Hibisyeu Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.12	11/4/2020
10.34	Supplemental Agreement in relation to certain amendments in connection with Silversea Cruise Holding Ltd. in respect of Oasis 6 (ex. hull no. A35), dated August 29, 2020, among the Company, Palmeraie Finance Limited, Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch and HSBC France	10-Q	10.13	11/4/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.35	Fourth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of mv. Celebrity Apex (ex hull no. K34), dated as of October 30, 2020, between Royal Caribbean Cruises Limited, Citibank N.A., London Branch, SMBC Bank International PLC, Citibank Europe PLC, UK Branch, the mandated lead arrangers and the banks and financial institutions party thereto as lenders	10-K	10.69	12/31/2020
10.36	Sixth Supplemental Agreement relating to a credit agreement in respect of the financing of the acquisition of m.v. Symphony of the Seas (ex hull no. B34), dated as of October 30, 2020, between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch, Citibank Europe PLC, UK Branch, the mandated lead arrangers listed therein and the banks and financial institutions party thereto as lenders	10-K	10.72	12/31/2020
10.37	Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated November 13, 2020, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.73	12/31/2020
10.38	Supplemental Agreement relating to a secured credit facility for hull no. M34, dated November 13, 2020, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.74	12/31/2020
10.39	Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated November 13, 2020, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, SMBC Bank International PLC, the banks and financial institutions party thereto and the mandated lead arrangers	10-K	10.75	12/31/2020
10.40	Supplemental Agreement relating to Hull No. A35 at Chantiers de l’Atlantique, dated November 13, 2020, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, the mandated lead arrangers and the banks and financial institutions party thereo	10-K	10.76	12/31/2020
10.41	Amendment No. 4 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.80	12/31/2020
10.42	Amendment No. 4 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated December 21, 2020, between Royal Caribbean Cruises Ltd., KfW IPEX-Bank GmbH, the mandated lead arrangers and the banks and financial institutions party thereto	10-K	10.83	12/31/2020
10.43	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 1—Hull 1400, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.4	2/18/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.44	Amendment No. 2 in connection with the Credit Agreement in respect of Icon 2—Hull 1401, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent and facility agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as initial mandated lead arranger, other mandated lead arrangers or lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.5	2/18/2021
10.45	Amendment No. 1 in connection with the Credit Agreement in respect of Icon 3—Hull 1402, dated as of February 15, 2021, between the Company, the lenders party thereto, KfW IPEX-Bank GmbH, as Hermes agent, facility agent, initial mandated lead arranger and sole book runner and the banks and financial institutions listed therein as lenders and residual risk guarantors	8-K	10.6	2/18/2021
10.46	Amendment No. 5 in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.5	2/23/2021
10.47	Amendment No. 5 in connection with the Credit Agreement in respect of “SPECTRUM OF THE SEAS” – Hull S-700, dated as of February 17, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.7	2/23/2021
10.48	Amendment Agreement in connection with the Credit Agreement in respect of “CELEBRITY APEX” (ex. Hull K34), dated as of February 18, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.12	2/23/2021
10.49	Amendment Agreement in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.15	2/23/2021
10.50	Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	8-K	10.1	3/16/2021
10.51	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 1” - Hull 1400, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.1	3/19/2021
10.52	Amendment No. 3 in connection with the Credit Agreement in respect of “ICON 2” - Hull 1401, dated as of March 16, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.2	3/19/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.53	Amendment No. 2 in connection with the Credit Agreement in respect of “ICON 3” - Hull 1402, dated as of March 18, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, KfW IPEX-Bank GmbH as the mandated lead arranger, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.3	3/19/2021
10.54	Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.	10-Q	10.1	9/30/2021
10.55	Fourth Supplemental Agreement relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.2	9/30/2021
10.56	Fourth Supplemental Agreement relating to a secured credit facility for Hull No. M34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.3	9/30/2021
10.57	Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.4	9/30/2021
10.58	Amendment No. 7 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.1	12/28/2021
10.59	Amendment No. 6 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.5	12/28/2021
10.60	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.13	12/28/2021
10.61	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.14	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.62	Amendment No. 3 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.15	12/28/2021
10.63	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.17	12/28/2021
10.64	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.19	12/28/2021
10.65	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto	8-K	10.20	12/28/2021
10.66	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hibisyeu Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.21	12/28/2021
10.67	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hoediscus Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.22	12/28/2021
10.68	Amendment Agreement in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.23	12/28/2021
10.69	Hull C34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., Sumitomo Mitsui Banking Corporation Limited (Paris Branch), Citibank Europe plc (UK Branch), and the banks and financial institutions as lender parties thereto	10-K	10.142	12/31/2021
10.70	Hull L34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., SMBC Bank International plc, Citibank Europe plc, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.71	Amendment No. 5 to Icon 1 Hull No. S-1400 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.	10-Q	10.1	6/30/2022
10.72	Amendment No. 5 to Icon 2 Hull No. S-1401 Credit Agreement, dated as of July 1, 2022, between Royal Caribbean Cruises Ltd., as the Borrower, the Mandated Lead Arrangers and Lenders from time to time party thereto, KfW IPEX-Bank GmbH as Hermes Agent and Facility Agent, and BNP Paribas Fortis SA/NV as Finnvera Agent.	10-Q	10.2	6/30/2022
10.73	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex - Hull K34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, SMBC Bank International PLC, Citibank Europe PLC UK Branch, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.9	6/30/2022
10.74	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.10	6/30/2022
10.75	Amendment Agreement in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.11	6/30/2022
10.76	Amendment No. 6 in connection with the Credit Agreement in respect of Icon 1 - Hull 1400, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.12	6/30/2022
10.77	Amendment No. 6 in connection with the Credit Agreement in respect of Icon 2 - Hull 1401, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, BNP Paribas Fortis SA/NV, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.13	6/30/2022
10.78	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.	10-Q	10.14	6/30/2022
10.79	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.15	6/30/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.80	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.16	6/30/2022
10.81	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto.	10-Q	10.17	6/30/2022
10.82	Amendment No. 8 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.21	6/30/2022
10.83	Amendment No. 7 in connection with the Credit Agreement in respect of Spectrum of the Seas – Hull S-700, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.27	6/30/2022
10.84	Amendment to Term Loan Agreement, dated as of September 19, 2022, among Royal Caribbean Cruises Ltd., as the Borrower, the various financial institutions party thereto and Bank of America, N.A.	10-Q	10.1	9/30/2022
10.85	LIBOR Replacement Amendment to Term Loan Agreement, dated as of September 19, 2022, between Royal Caribbean Cruises Ltd., as the Borrower and Bank of America, N.A., as Administrative Agent.	10-Q	10.2	9/30/2022
10.86	$1,925M Amended and Restated Credit Agreement, dated as of January 12, 2023, by and among the Company, the various financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	10-K	10.72	12/31/2022
10.87	$1,110M Amended and Restated Credit Agreement, dated as of January 12, 2023, by and among the Company, the various financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.	10-K	10.73	12/31/2022
10.88	Amendment No. 6 in connection with the Credit Agreement in respect of Hull S-719 dated as of June 21, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as lenders.	10-Q	10.1	6/30/2023
10.89	Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of June 30, 2023, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.2	6/30/2023
10.90	Amendment No. 8 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.3	6/30/2023

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.91	Amendment No. 9 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.4	6/30/2023
10.92	Amendment Agreement in connection with the Credit Agreement in respect of Celebrity Apex (ex hull no. K34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.5	6/30/2023
10.93	Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.6	6/30/2023
10.94	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of June 30, 2023, between the Company, Palmeraie Finance Limited, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.7	6/30/2023
10.95	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. M34, dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent and the banks and financial institutions listed therein as lenders.	10-Q	10.8	6/30/2023
10.96	Amended and Restated Credit Agreement, dated October 4, 2023, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties (and as successor to The Bank of Nova Scotia).	8-K	10.1	10/11/2023
10.97	Amended and Restated Credit Agreement, dated October 4, 2023, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties (and as successor to Nordea Bank ABP, New York Branch)	8-K	10.2	10/11/2023
10.98	Amendment No. 5 in connection with the Credit Agreement in respect of “ICON 3” – Hull 1402, dated as of August 11, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, and the banks and financial institutions listed therein as lenders.	10-Q	10.1	9/30/2023
10.99	Amendment No. 7 in connection with the Credit Agreement in respect of “ICON 1” – Hull 1400, dated as of September 5, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.2	9/30/2023

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.100
Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. N34 (Celebrity Xcel), dated December 22, 2023, by and among the Company and the banks and financial institutions listed therein *

10.101	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended) †	10-K	10.17	12/31/2016
10.102	Amended and Restated 2008 Equity Incentive Plan †	8-K	10.1	6/3/2022
10.103	Transition and Separation Agreement, dated as of March 31, 2023, by and between Lisa Lutoff-Perlo and Celebrity Cruises Inc. †	10-Q	10.1	3/31/2023
10.104	Form of Performance Shares Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-Q	10.2	3/31/2023
10.105	Form of Performance Shares Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-Q	10.3	3/31/2023
10.106	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-Q	10.4	3/31/2023
10.107	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-Q	10.5	3/31/2023
10.108	Form of Restricted Stock Unit Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-Q	10.6	3/31/2023
10.109	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty †	10-Q	10.2	6/30/2013
10.110	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley †	10-Q	10.3	6/30/2015
10.111	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and Mr. Liberty) †	10-K	10.33	12/31/2014
10.112	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara †	10-K	10.26	2/25/2013
10.113	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Kulovaara and Liberty) †	10-K	10.33	12/31/2014
10.114	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan †	10-Q	10.4	6/30/2015
10.115	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	8-K	10.3	12/8/2005
10.116	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2006
10.117	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2007
10.118	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-Q	10.1	9/30/2008
10.119	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.38	12/31/2008
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Consent of Faegre Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Naftali Holtz required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*

Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
32.1	Certification of Jason T. Liberty and Naftali Holtz pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
97.1	Royal Caribbean Cruises Ltd. Clawback Policy* †
*    Filed herewith
**    Furnished herewith
† Management contract or compensatory plan or arrangement.
Interactive Data File

101
The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021;
	(ii)	the Consolidated Balance Sheets at December 31, 2023, and 2022;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2023, 2022 and 2021; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 21, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2024.

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
Michael O. Leavitt Director
*
Maritza G. Montiel Director

*
Ann S. Moore Director

*
Eyal M. Ofer Director

*
Vagn O. Sørensen Director

*
Donald Thompson Director

*
Arne Alexander Wilhelmsen Director

*
Amy C. McPherson Director

*
Rebecca Yeung Director

*By:	/s/ NAFTALI HOLTZ
Naftali Holtz, as Attorney-in-Fact

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – Silversea Cruises Reporting Unit Goodwill and Trade Name

As described in Notes 2, 4 and 5 to the consolidated financial statements, as of December 31, 2023 the Company’s consolidated goodwill balance was $809 million and the goodwill associated with the Silversea Cruises reporting unit was $509 million. The Company’s consolidated indefinite-life intangible assets balance was $321 million which primarily relates to the Silversea Cruises trade name. Management reviews goodwill and indefinite-life intangible assets for impairment annually or, when events or circumstances dictate, more frequently. The quantitative impairment assessment consists of a comparison of the fair value of the reporting unit or asset with its carrying value. Fair value is estimated by management using a probability weighted discounted cash flow model in combination with a market-based valuation approach for reporting units and a relief-from-royalty method for trade names. Management’s principal assumptions for the impairment assessments consisted of forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, vessel operating expenses, terminal growth rate, royalty rate, and weighted average cost of capital (i.e., discount rate).

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Silversea Cruises reporting unit goodwill and trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Silversea Cruises reporting unit and trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, vessel operating expenses for the goodwill impairment assessment and the royalty rate for the trade name impairment assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and trade name impairment assessments, including controls over the valuation of the Silversea Cruises reporting unit and trade name. These procedures also included, among others, (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the probability weighted discounted cash flow model and relief-from-royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the probability weighted discounted cash flow model and relief-from-royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, terminal growth rates, and discount rates for the goodwill and trade name impairment assessments, vessel operating expenses for the goodwill impairment assessment, and the royalty rate for the trade name impairment assessment. Evaluating management’s assumptions related to forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, vessel operating expenses and terminal growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and the Silversea Cruises brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the probability weighted discounted cash flow model and relief-from-royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 21, 2024

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Passenger ticket revenues	$9,568	$5,793	$941
Onboard and other revenues	4,332	3,047	591
Total revenues	13,900	8,840	1,532
Cruise operating expenses:
Commissions, transportation and other	2,001	1,357	208
Onboard and other	809	597	117
Payroll and related	1,197	1,288	838
Food	819	653	164
Fuel	1,150	1,073	385
Other operating	1,799	1,648	1,027
Total cruise operating expenses	7,775	6,616	2,739
Marketing, selling and administrative expenses	1,792	1,583	1,370
Depreciation and amortization expenses	1,455	1,407	1,293
Operating Income (Loss)	2,878	(766)	(3,870)
Other income (expense):
Interest income	36	36	17
Interest expense, net of interest capitalized	(1,402)	(1,364)	(1,292)
Equity investment income (loss)	200	57	(135)
Other (expense) income (1)	(8)	(119)	20
	(1,174)	(1,390)	(1,390)
Net Income (Loss)	1,704	(2,156)	(5,260)
Less: Net Income attributable to noncontrolling interest	7	—	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,697	$(2,156)	$(5,260)
Earnings (Loss) per Share:
Basic	$6.63	$(8.45)	$(20.89)
Diluted	$6.31	$(8.45)	$(20.89)
Comprehensive Income (Loss)
Net Income (Loss)	$1,704	$(2,156)	$(5,260)
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	10	16
Change in defined benefit plans	6	49	9
(Loss) Gain on cash flow derivative hedges	(27)	8	4
Total other comprehensive (loss) income	(30)	67	29
Comprehensive Income (Loss)	$1,674	$(2,089)	$(5,231)
Less: Comprehensive Income attributable to noncontrolling interest	7	—	—
Comprehensive Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$1,667	$(2,089)	$(5,231)
    ____________________________________________________________
(1) Including a $62.6 million net loss related to the 2021 elimination of the Silversea Cruises reporting lag for the year ended December 31, 2021.
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$497	$1,935
Trade and other receivables, net of allowances of $6.6 and $11.6 at December 31, 2023 and December 31, 2022, respectively	405	531
Inventories	248	224
Prepaid expenses and other assets	617	456
Derivative financial instruments	25	59
Total current assets	1,792	3,205
Property and equipment, net	30,114	27,546
Operating lease right-of-use assets	611	538
Goodwill	809	809
Other assets, net of allowances of $42.7 and $71.6 at December 31, 2023 and December 31, 2022, respectively	1,805	1,678
Total assets	$35,131	$33,776
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$1,720	$2,088
Current portion of operating lease liabilities	65	80
Accounts payable	792	647
Accrued expenses and other liabilities	1,478	1,459
Derivative financial instruments	35	131
Customer deposits	5,311	4,168
Total current liabilities	9,401	8,573
Long-term debt	19,732	21,303
Long-term operating lease liabilities	613	523
Other long-term liabilities	486	508
Total liabilities	30,232	30,907
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 284,672,386 and 283,257,102 shares issued, December 31, 2023 and December 31, 2022, respectively)	3	3
Paid-in capital	7,474	7,285
Accumulated deficit	(10)	(1,707)
Accumulated other comprehensive loss	(674)	(644)
Treasury stock (28,248,125 and 28,018,385 common shares at cost, December 31, 2023 and December 31, 2022, respectively)	(2,069)	(2,068)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd	4,724	2,869
Noncontrolling Interest	175	—
Total shareholders' equity	4,899	2,869
Total liabilities and shareholders’ equity	$35,131	$33,776

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating Activities
Net Income (Loss)	$1,704	$(2,156)	$(5,260)
Adjustments:
Depreciation and amortization	1,455	1,407	1,293
Net deferred income tax benefit	(8)	(22)	(43)
(Gain) Loss on derivative instruments not designated as hedges	(19)	100	(1)
Share-based compensation expense	126	36	64
Equity investment (income) loss	(200)	(57)	135
Amortization of debt issuance costs, discounts and premiums	109	163	249
Loss on extinguishment of debt	121	94	139
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables, net	99	(234)	(182)
Increase in inventories	(24)	(74)	(35)
Increase in prepaid expenses and other assets	(184)	(153)	(152)
Increase in accounts payable	124	75	189
Increase in accrued expenses and other liabilities	13	352	233
Increase in customer deposits	1,143	1,007	1,427
Other, net	18	(57)	66
Net cash provided by (used in) operating activities	4,477	481	(1,878)
Investing Activities
Purchases of property and equipment	(3,897)	(2,710)	(2,230)
Cash received on settlement of derivative financial instruments	35	53	44
Cash paid on settlement of derivative financial instruments	(86)	(356)	(74)
Investments in and loans to unconsolidated affiliates	(31)	—	(70)
Cash received on loans to unconsolidated affiliates	40	19	31
Proceeds from the sale of property and equipment and other assets	13	—	176
Other, net	3	7	(22)
Net cash used in investing activities	(3,923)	(2,987)	(2,145)

Financing Activities
Debt proceeds	7,641	9,787	4,468
Debt issuance costs	(194)	(252)	(202)
Repayments of debt	(9,566)	(7,729)	(2,297)
Premium on repayment of debt	(80)	(49)	(135)
Repayments of commercial paper notes	—	—	(415)
Proceeds from common stock issuances	—	—	1,622
Proceeds from sale of noncontrolling interest	209	—	—
Other, net	(3)	(16)	—
Net cash (used in) provided by financing activities	(1,993)	1,741	3,041
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Effect of exchange rate changes on cash	1	(2)	—
Net decrease in cash and cash equivalents	(1,438)	(767)	(982)
Cash and cash equivalents at beginning of year	1,935	2,702	3,684
Cash and cash equivalents at end of year	$497	$1,935	$2,702
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$1,442	$960	$834
Non-Cash Investing Activities
Notes receivable issued upon sale of property and equipment and other assets	$—	$—	$16
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$50	$34	$14
Acquisition of property and equipment from assumed debt	$—	$277	$—
Non-Cash Financing Activities
Debt related to acquisition of property and equipment	$—	$277	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
	(in millions)
Balances at January 1, 2021	$3	$5,999	$5,563	$(740)	$(2,064)	$—	$8,761
Activity related to employee stock plans	—	63	—	—	—	—	63
Common stock issuance	—	1,496	—	—	—	—	1,496
Changes related to cash flow derivative hedges	—	—	—	4	—	—	4
Change in defined benefit plans	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	16	—	—	16
Purchases of treasury stock	—	—	—	—	(2)	—	(2)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(5,260)	—	—	—	(5,260)
Balances at December 31, 2021	$3	$7,558	$303	$(711)	$(2,066)	$—	$5,087
Activity related to employee stock plans	—	35	—	—	—	—	35
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(308)	146	—	—	—	(162)
Changes related to cash flow derivative hedges	—	—	—	8	—	—	8
Change in defined benefit plans	—	—	—	49	—	—	49
Foreign currency translation adjustments	—	—	—	10	—	—	10
Purchases of treasury stock	—	—	—	—	(2)	—	(2)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(2,156)	—	—	—	(2,156)
Balances at December 31, 2022	$3	$7,285	$(1,707)	$(644)	$(2,068)	$—	$2,869
Activity related to employee stock plans	—	130	—	—	—	—	130
Convertible notes settlements	—	13	—	—	—	—	13
Changes related to cash flow derivative hedges	—	—	—	(27)	—	—	(27)
Change in defined benefit plans	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	(9)	—	—	(9)
Purchases of treasury stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interests	—	46	—	—	—	174	220
Net Income attributable to Noncontrolling interests	—	—	—	—	—	7	7
Dividends from noncontrolling interests	—	—	—	—	—	(6)	(6)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,697	—	—	—	1,697
Balances at December 31, 2023	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 64 ships as of December 31, 2023. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies for a discussion of our significant accounting policies. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
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
Effective March 19, 2021, we sold our wholly-owned brand, Azamara Cruises ("Azamara"), including its three-ship fleet and associated intellectual property, to Sycamore Partners for $201 million, before closing adjustments. The March 2021 sale of Azamara did not represent a strategic shift that will have a major effect on our operations and financial results, as we continue to provide similar itineraries to and source passengers from the markets served by the Azamara business. Therefore, the sale of Azamara did not meet the criteria for discontinued operations reporting. Effective March 19, 2021, we no longer consolidate Azamara's balance sheet nor recognize its results of operations in our consolidated financial statements. We recognized an immaterial gain on the sale during 2021.
Prior to October 1, 2021, we consolidated the operating results of Silversea Cruises on a three-month reporting lag to allow for more timely preparation of our consolidated financial statements. Effective October 1, 2021, we eliminated the three-month reporting lag to reflect Silversea Cruises' financial position, results of operations and cash flows concurrently and consistently with the fiscal calendar of the Company ("elimination of the Silversea reporting lag"). The elimination of the Silversea reporting lag represents a change in accounting principle, which we believe to be preferable, because it provides more current information to the users of our financial statements. A change in accounting principle requires retrospective application, if material. The impact of the elimination of the reporting lag was immaterial to prior periods and is immaterial for our fiscal year ended December 31, 2021. As a result, we have accounted for this change in accounting principle in our consolidated results for the year ended December 31, 2021. Accordingly, the results of Silversea Cruises from October 1, 2020 to December 31, 2021 are included in our consolidated statement of comprehensive loss for the year ended December 31, 2021. To effect the change, we have reflected the third quarter 2021 operating results for Silversea Cruises, which were a net loss of $62.6 million within Other (expense) income in our consolidated statement of comprehensive loss for the year ended December 31, 2021.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Depreciation of property and equipment is computed using the straight-line method over the estimated useful life of the asset. The useful lives of our ships are generally 30-35 years, net of a 10%-15% projected residual value. The 30-35-year useful life and 10%-15% residual value are based on the weighted-average of all major components of a ship. Our useful life and residual value estimates take into consideration the impact of anticipated technological changes, environmental regulations, long-term cruise and vacation market conditions and historical useful lives of similarly-built ships. In addition, we take into consideration our estimates of the weighted-average useful lives of the ships' major component systems, such as hull, superstructure, main electric, engines and cabins. We employ a cost allocation methodology at the component level, in order to support the estimated weighted-average useful lives and residual values, as well as to determine the net cost basis of assets being replaced. Given the very large and complex nature of our ships, our accounting estimates related to ships and determinations of ship improvement costs to be capitalized require considerable judgment and are inherently uncertain. Depreciation for assets under finance leases is computed using the shorter of the lease term or related asset life, unless the asset is a finance lease due to title transferring or a purchase option that is reasonably certain of being exercised, in which case the asset is depreciated over the related asset life.
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
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g., scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are related to activities not otherwise routinely periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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
If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using an income approach, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing a probability weighted discounted cash flow model including numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, interest rates, ship additions and retirements as well as regarding the cruise vacation industry's competitive environment and general economic and business conditions. The principal assumptions used in the probability weighted discounted cash flow model for our 2023 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) vessel operating expenses, (iv) terminal growth rate, and (v) weighted average cost of capital (i.e., discount rate). The probability weighted discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the probability weighted projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the probability weighted discounted cash flow model for our 2023 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) terminal growth rate; (iv) royalty rate; and (v) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Media advertising was $379 million, $380 million and $303 million, and brochure, production and direct mail costs were $127 million, $129 million and $89 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items in our consolidated statements of cash flows. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. Cash flows from derivative instruments not designated as hedging instruments are classified as investing activities.
We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows in our consolidated statements of cash flows. We classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities.
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
Earnings (Loss) Per Share
Basic Earnings (Loss) per share is computed by dividing Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. by the weighted-average number of shares of common stock outstanding during each period. Diluted Earnings (Loss) per share incorporates the incremental shares issuable upon the assumed conversion of potentially dilutive securities. Effective January 1, 2022, we use the if-converted method to calculate the impact of our convertible notes that may be settled in cash or shares. To the extent dilutive, shares related to our convertible notes are assumed to be converted into common stock at the beginning of the reporting period, and we add back the interest expense to the numerator. If we have a net loss for the period, all potentially dilutive securities will be considered antidilutive, resulting in the same basic and diluted net loss per share amounts for those periods.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, Reference Rate Reform (Topic 848), which provides optional expedients and exceptions to the current guidance on contract modifications and hedging relationships to ease the financial reporting burdens of the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. Subsequently, in January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which presents amendments to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance in both ASUs was effective upon issuance. In December 2022, the FASB deferred the date for which this guidance can be applied from December 31, 2022 to December 31, 2024. We adopted the new guidance during 2022. The adoption of this guidance did not have a material impact to our consolidated financial statements based on the change in reference rate from LIBOR to Term SOFR, with the transition being completed during the year ended December 31, 2023.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815") or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022 we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $162 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $308 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146 million to increase retained earnings.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures,

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Reclassifications
For the year ended December 31, 2023, we no longer separately present Impairments and Credit losses in our consolidated statements of comprehensive income (loss). As a result, amounts presented in prior periods were reclassified to Other Operating to conform to the current year presentation.
For the year ended December 31, 2023, we no longer separately present Accrued interest in our consolidated balance sheets. As a result, amounts presented in prior periods were reclassified to Accrued expenses and other liabilities to conform to the current year presentation.
For the year ended December 31, 2023, we no longer separately present Amortization of debt discounts and premiums; Increase (decrease) in accrued interest; and Impairments and Credit losses in our cash flows from Operating Activities within our consolidated statements of cash flows. As a result, amounts presented in prior periods were reclassified to Amortization of debt issuance costs, discounts and premiums; Increase in accrued expenses and other liabilities; and Other, net, respectively, within Operating Activities to conform to the current year presentation.
Note 3. Revenue
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We receive payment before we satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from two to 24 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $896 million, $639 million and $105 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Year Ended December 31,
	2023	2022	2021
Revenues by itinerary
North America(1)	$8,707	$5,716	$1,040
Asia/Pacific	993	372	128
Europe	2,685	1,754	180
Other Regions(2)	847	540	78
Total revenues by itinerary	13,232	8,382	1,426
Other revenues(3)	668	458	106
Total revenues	$13,900	$8,840	$1,532
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2023, 2022 and 2021, our guests were sourced from the following areas:

	Year Ended December 31,
	2023	2022	2021
Passenger ticket revenues:
United States	74%	75%	76%
All other countries (1)	26%	25%	24%
(1) No other individual country's revenue exceeded 10% for the years ended December 31, 2023, 2022 and 2021.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.6 billion and $1.8 billion as of December 31, 2023 and December 31, 2022, respectively.
During the COVID-19 pandemic we provided flexibility to guests with bookings on sailings that were cancelled by allowing guests to receive future cruise credits (“FCC”). As of December 31, 2023, our customer deposit balance includes $371 million of unredeemed FCCs. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the year ended December 31, 2023. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
Contract Receivables and Contract Assets
Although we generally require full payment from our customers prior to their cruise, we grant credit terms to a relatively small portion of our revenue sourced in select markets outside of the United States. As a result, we have outstanding receivables

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of December 31, 2023, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2023 and 2022, our contract assets were $167 million and $168 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $257 million and $178 million as of December 31, 2023 and 2022, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Goodwill
As of November 30, 2023, we performed our annual goodwill impairment review and determined there was no impairment of goodwill for the Silversea Cruises and Royal Caribbean International reporting units.
The principal assumptions used in the discounted cash flow analyses that support our Silversea Cruises and Royal Caribbean International reporting unit goodwill impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels;
•Vessel operating expenses;
•Terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate)
In respect to the Silversea Cruises reporting unit, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 63%, as of November 30, 2023. We did not perform interim impairment evaluations during the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 as no triggering events were identified. We used a probability weighted discounted cash flow model in combination with a market-based valuation approach for the Silversea reporting unit. This requires the use of assumptions (described above) that are subject to risk and uncertainties.
In respect to the Royal Caribbean Reporting unit, we determined the fair value of the Royal Caribbean International reporting unit exceeded its carrying value by more than 100% as of November 30, 2023. We did not perform interim impairment evaluations during the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 as no triggering events were identified. This requires the use of assumptions (described above) that are subject to risk and uncertainties.
The carrying value of goodwill attributable to our Royal Caribbean International, Celebrity Cruises, and Silversea Cruises reporting units during the years ended December 31, 2023 and 2022 were as follows (in millions):

	Royal Caribbean International	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2022	$296	$4	$509	$809
Balance at December 31, 2023	$296	$4	$509	$809

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated impairment losses to the carrying value of goodwill attributable to our reporting units were $576 million as of December 31, 2023 and December 31, 2022.
Note 5. Intangible Assets
Intangible assets consist of finite and indefinite-life assets and are reported within Other assets in our consolidated balance sheets.
As of November 30, 2023, we performed our annual trade name impairment review and determined no impairment losses existed at the date of this annual assessment for this indefinite-life intangible asset. We determined the fair value of the Silversea Cruises trade name exceeded its carrying value by approximately 62% at the date of this annual assessment. We did not perform interim impairment evaluations during the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023 as no triggering events were identified.
The determination of our trade name fair values using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, requires the use of assumptions that are subject to risk and uncertainties. The principal assumptions used in the discounted cash flow analyses that support the Silversea Cruises trade name impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels;
•Terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
The following is a summary of our intangible assets as of December 31, 2023 (in millions, except weighted average amortization period):

	As of December 31, 2023
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	9.6	$97	$35	$—	$62
Galapagos operating license	20.6	48	13	—	35
Total finite-life intangible assets		145	48	—	97
Indefinite-life intangible assets (1)		352	—	31	321
Total intangible assets, net		$497	$48	$31	$418
(1) Primarily relates to the Silversea Cruises trade name representing approximately $318.7 million.
The following is a summary of our intangible assets as of December 31, 2022 (in millions, except weighted average amortization period):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2022
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	10.6	$97	$29	$—	$68
Galapagos operating license	21.6	48	11	—	37
Total finite-life intangible assets		145	40	—	105
Indefinite-life intangible assets (1)		352	—	31	321
Total intangible assets, net		$497	$40	$31	$426
(1) Primarily relates to the Silversea Cruises trade name representing approximately $319 million.
The estimated future amortization for finite-life intangible assets for each of the next five years is $8 million.

Note 6. Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Ships	$36,255	$34,344
Ship improvements	2,259	2,367
Ships under construction	3,052	1,061
Land, buildings and improvements, including leasehold improvements and port facilities	763	772
Computer hardware and software, transportation equipment and other	1,595	1,531
Total property and equipment	43,924	40,075
Less—accumulated depreciation and amortization	(13,810)	(12,529)
	$30,114	$27,546
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $99 million, $64 million, and $59 million for the years ended December 31, 2023, 2022 and 2021, respectively.
In June 2023, we took delivery of Silver Nova. In November 2023, we took delivery of Celebrity Ascent and Icon of the Seas. In our consolidated statement of cash flows for the year ended December 31, 2023, the acceptance of the ships and satisfaction of our obligations under the shipbuilding contract were classified as outflows and constructive disbursements within Investing Activities while the amounts novated and effectively advanced from our lenders under our previously committed financing arrangements were classified as inflows and constructive receipts within Financing Activities.
In January and April 2022, we took delivery of Wonder of the Seas and Celebrity Beyond, respectively. In July 2022, we purchased the Silver Endeavour for our Silversea Cruises brand for $277 million, including transaction fees. The ship entered service during the fourth quarter of 2022. Refer to Note 8. Debt for further information on our ship financings.
Long-lived Assets impairments
During the years ended December 31, 2023 and 2022, there were no material impairment charges recognized. Any impairment charges recognized on Long-lived Assets used in our operations are generally reported within Other operating in our consolidated statements of comprehensive income (loss).

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Other Assets
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
Effective March 31, 2023, we closed on the partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also agreed to sell 80% of the entity which owns our terminal at PortMiami. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership will pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
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
As of December 31, 2023, the net book value of our investment in TUIC was $657 million, primarily consisting of $566 million in equity and a loan of €71 million, or approximately $79 million, based on the exchange rate at December 31, 2023. As of December 31, 2022, the net book value of our investment in TUIC was $466 million, primarily consisting of $361 million in equity and a loan of €87 million, or approximately $93 million, based on the exchange rate at December 31, 2022. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
During the second half of 2023, we formed a 50%-owned joint venture with the other 40% shareholder of Grand Bahama to operate Floating Docks S. DE RL. (“Floating Docks”). Floating Docks will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $46 million as of December 31, 2023. Our investment in Floating Docks, including loans, is immaterial to our consolidated financial statements as of December 31, 2023.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have determined that Floating Docks is a VIE. We have determined that we are not the primary beneficiary of Floating Docks since we believe that the power to direct the activities that most significantly impact Floating Docks' economic performance is shared between ourselves and our joint venture partner. All the significant operating and financial decisions of Floating Docks require the consent of both parties which we believe creates shared power over Floating Docks. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
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
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Year ended December 31,
	2023	2022	2021
Share of equity income (loss) from investments	$200	$57	$(135)
Dividends received (1)	$11	$1	$—
(1) Represents dividends received net of tax withholdings.

	As of December 31,
	2023	2022
Total notes receivable due from equity investments	$105	$101
Less-current portion (1)	19	18
Long-term portion (2)	$86	$83
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in millions):

	As of December 31,
	2023	2022
Current assets	$528	$658
Non-current assets	5,264	4,838
Total assets	$5,792	$5,496

Current liabilities	$1,464	$1,145
Non- current liabilities	2,907	3,381
Total liabilities	$4,371	$4,526

	Year ended December 31,
	2023	2022	2021
Total revenues	$2,328	$1,539	$679
Total expenses	(1,857)	(1,416)	(897)
Net income (loss)	$471	$123	$(218)
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
Other Assets
Credit Losses
We reviewed our receivables for credit losses in connection with the preparation of our financial statements for the year ended December 31, 2023. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance as of December 31, 2023, primarily relates to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $43 million which were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in millions):

Credit Loss Allowance
Balance at January 1, 2022	$100
Credit loss (recovery), net	(10)
Write-offs	(7)
Balance at December 31, 2022	83
Credit loss (recovery), net	(12)
Write-offs	(22)
Balance at December 31, 2023	$49

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt
Debt consists of the following (in millions):

			As of December 31,
	Interest Rate(1)	Maturities Through	2023	2022
Fixed rate debt:
Unsecured senior notes	3.70% - 11.63%	2026 - 2030	$7,899	$7,199
Secured senior notes	8.25%	2029	1,000	2,371
Unsecured term loans	1.28% - 5.89%	2027 - 2035	6,569	4,561
Convertible notes	6.00%	2025	1,150	1,725
Total fixed rate debt			16,618	15,856
Variable rate debt(2):
Unsecured revolving credit facilities(3)	7.25% -7.50%	2025 - 2028	899	2,744
USD unsecured term loans	5.99% - 9.98%	2024 - 2037	3,666	4,336
Euro unsecured term loans	5.26% -6.10%	2024 - 2026	443	535
Total variable rate debt			5,008	7,615
Finance lease liabilities			369	351
Total debt (4)			21,995	23,822
Less: unamortized debt issuance costs			(543)	(431)
Total debt, net of unamortized debt issuance costs			21,452	23,391
Less—current portion			(1,720)	(2,088)
Long-term portion			$19,732	$21,303
(1)Interest rates based on outstanding loan balance as of December 31, 2023, and for variable rate debt, includes either EURIBOR or Term SOFR plus the applicable margin.
(2)During the year ended December 31, 2023, we completed our transition from LIBOR to Term SOFR rates for all of our variable rate facilities, with such transition having taken effect at the interest reset date for each such facility.
(3)Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin primarily at 1.80%. Based on applicable Term SOFR rates, as of December 31, 2023, the maximum interest rate under the unsecured credit facilities was 7.50%. We also pay a facility fee primarily at 0.20% of the total commitments under such facility.
(4)At December 31, 2023 and 2022, the weighted average interest rate for total debt was 6.06% and 6.23%, respectively.

Unsecured Revolving Credit Facilities
In January 2023, we amended and extended the majority of our two unsecured revolving credit facilities. The amendment extended the maturities of $2.3 billion of the $3.0 billion aggregate revolving capacity by one year to April 2025, with the remainder maturing in April 2024. In October 2023, we refinanced both unsecured revolving credit facilities as well as the $502 million unsecured term loan scheduled to fully mature in October 2024, bringing our aggregate revolving credit capacity to $3.5 billion. As of December 31, 2023, $1.7 billion of the commitments are scheduled to mature in October 2026, $1.7 billion of the commitments are scheduled to mature in October 2028, and the remaining $97 million of commitments are scheduled to mature in April 2025. As of December 31, 2023, we had undrawn capacity of $2.6 billion under our unsecured revolving credit facilities.
Convertible Notes
In June 2023, our remaining $350 million of the 4.25% Convertible Senior Notes matured. The notes were settled using a combination of $338 million in cash, and the issuance of approximately 374,000 shares of common stock. The issuance of equity increased additional paid in capital by an immaterial amount.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2023, our remaining $225 million of the 2.875% Convertible Senior Notes matured. The notes were settled using a combination of $225 million in cash and the issuance of approximately 147,000 shares of common stock. The issuance of equity increased additional paid in capital by an immaterial amount.
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
In June 2023, we took delivery of Silver Nova. To finance the delivery, we borrowed a total of $503 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.21% per annum.
During 2023, we repaid the remaining $1.4 billion of our 11.50% secured senior notes due June 2025, which resulted in a total loss on extinguishment of debt of $105 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2023.
In October 2023, in connection with the revolving credit facilities refinancing described above, we paid the remaining $502 million of the $0.6 billion unsecured term loan due October 2023 which was previously amended in September 2022 to extend the maturity date of advances under the facilities held by consenting lenders by 12 months to October 2024. The payment resulted in an immaterial loss on extinguishment of debt recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2023.
In November 2023, we took delivery of Celebrity Ascent. To finance the delivery, we borrowed a total of $844 million under the committed financing agreement, resulting in an unsecured term loan which is 100% guaranteed by Bpifrance Assurance Export. The unsecured loan amortizes semi-annually over 12 years. The majority of the loan bears interest at a fixed rate of 3.18% per annum and a portion of the loan bears interest at a floating rate equal to Term SOFR plus a margin of 1.45%. Based on applicable Term SOFR rates, as of December 31, 2023, the unsecured term loan weighted average interest rate was 3.33%.
In November 2023, we took delivery of Icon of the Seas. To finance the delivery, we borrowed a total of $1.8 billion under the committed financing agreement, resulting in an unsecured term loan which is primarily guaranteed 100% by Finnvera plc and the remaining smaller portion guaranteed 95% by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years. The majority of the loan bears interest at a fixed rate of 3.56% per annum and a portion of the loan bears interest at a floating rate equal to Term SOFR plus a margin of 1.53% - 1.58%. Based on applicable Term SOFR rates, as of December 31, 2023, the unsecured term loan weighted average interest rate was 4.76%.
2022 Debt financing transactions
In January 2022, we issued $1.0 billion of senior notes (the "January 2022 Unsecured Notes") due in 2027 for net proceeds of approximately $990 million. Interest accrues at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from the January 2022 Unsecured Notes were used to repay principal payments on debt maturing in 2022 (including to pay fees and expenses in connection with such repayments).
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
In April 2022, we took delivery of Celebrity Beyond. To finance the delivery, we borrowed a total of €0.7 billion or approximately $0.8 billion and $0.7 billion based on the exchange rate at December 31, 2023 and 2022, respectively, under a credit agreement novated to us upon delivery of the ship in April 2022, resulting in an unsecured term loan which is 100% guaranteed by BpiFAE. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 1.28% per annum.
In July 2022, we purchased Silver Endeavour for our Silversea Cruises brand. To finance the purchase, we assumed $277 million of debt, which is 95% guaranteed by Euler Hermes Aktiengesellschaft (“Hermes”), the official export credit

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agency of Germany. The loan amortizes semi-annually over 13 years starting in July 2024 and bears interest at a floating rate equal to Term SOFR plus a margin of 1.25%. The loan will mature in July 2037.
In August 2022, we issued $1.15 billion of convertible senior notes which accrue interest at 6.00% and mature in August 2025. Upon conversion election, we may deliver shares of our common stock, cash, or a combination of common stock and cash, at our election. The initial conversion rate per $1,000 principal amount of the convertible notes is 19.9577 shares of our common stock, which is equivalent to an initial conversion price of approximately $50.11 per share, subject to adjustment in certain circumstances. Prior to May 15, 2025, the convertible notes will be convertible at the option of holders during certain periods, and only under certain circumstances set forth in the indenture.
On or after May 15, 2025, the convertible notes will be convertible at any time until the close of business on the second scheduled trading day immediately preceding their maturity date. We received gross proceeds from the offering of $1.15 billion, which we used to repurchase $800 million aggregate principal amount of our 4.25% convertible senior notes due June 15, 2023 and $350 million aggregate principal amount of our 2.875% convertible senior notes due November 15, 2023 (which were settled in November 2023 as described above) in privately negotiated transactions. The $1.15 billion repayment resulted in a total loss on the extinguishment of debt of $12.8 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2022.
In August 2022, we issued $1.25 billion of senior unsecured notes which accrue interest at 11.625% that mature in August 2027. The net proceeds of the offering of $1.23 billion were used to repay debt that matured in 2022, including the $650 million 5.25% unsecured senior notes due November 2022, which resulted in an immaterial loss on extinguishment of debt.
In October 2022, we issued $1.0 billion aggregate principal amount of 9.250% senior guaranteed notes due 2029 (the "9.25% Priority Guaranteed Notes") and $1.0 billion aggregate principal amount of 8.250% senior secured notes due 2029 (the "8.25% Secured Notes" and together with the 11.5% Secured Notes, the "Secured Notes"), both callable in April 2025. We used the combined net proceeds, of the respective offerings, together with cash on hand, to fund the redemption, including call premiums, fees and expenses, of our outstanding 9.125% senior priority guaranteed notes due 2023 and 10.875% senior secured notes due 2023, which resulted in a total loss on extinguishment of debt of $77 million, which was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive loss for the year ended December 31, 2022.
Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of December 31, 2023, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. As of December 31, 2023, our credit facility amendments require us to prepay outstanding deferred amounts of $910 million, if we elect to pay dividends or complete share repurchases. As of December 31, 2023, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
The net carrying value of the 6.00% convertible notes was as follows:

(in millions)	As of December 31, 2023	As of December 31, 2022
Principal	$1,150	$1,725
Less: Unamortized debt issuance costs	13	24
	$1,137	$1,701

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest expense recognized related to the 6.00% convertible notes was as follows:

(in millions)	As of December 31, 2023	As of December 31, 2022
Contractual interest expense	$69	$76
Amortization of debt issuance costs	8	16
	$77	$92
Following is a schedule of annual maturities on our total debt including finance leases, as of December 31, 2023 for each of the next five years (in millions):

Year	As of December 31, 2023 (1)
2024	$1,722
2025	2,650
2026	3,406
2027	3,763
2028	3,489
Thereafter	6,965
$21,995
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2023.

Note 9. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of December 31, 2023 and 2022. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. Our operating leases included the operating lease for Silver Explorer which expired in the fourth quarter of 2023 and the ship was returned to the lessor.
In November 2023 we executed a modification to our preferred berthing agreement with Miami-Dade County ("County") to extend the expiration from 2027 to 2042, inclusive of development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The total aggregate amount of the operating lease liabilities recorded for this berthing agreements was $167 million and $79 million as of December 31, 2023 and December 31, 2022, respectively. In addition, there will be future remeasurements as the County completes several construction milestones throughout the term of the extended lease. The most significant of which will be for Terminal G, which will include a remeasurement of the operating lease in 2027 or later, when the County satisfies substantial completion, as the minimum lease payments will increase to approximately $55 million per year, with expected 3% annual increases thereafter.
For some of our real estate leases and berthing agreements, we do have the option to extend our current lease term. For those lease agreements with renewal options, the renewal periods for real estate leases primarily range from one to 10 years and the renewal periods for berthing agreements primarily range from one to 20 years. Generally, we do not include renewal options as a component of our present value calculation for berthing agreements. However, for certain real estate leases, we include them.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters, and our lease for Silver Dawn. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of December 31, 2023 and 2022.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease which we are reasonably certain to exercise. In November 2023 we executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with Miami-Dade County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $104 million and $56 million as of December 31, 2023 and December 31, 2022, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15 year lease term. Due to the bargain purchase option at the end of the lease term in 2036 whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The total aggregate amount of finance lease liabilities recorded for this ship was $246 million and $265 million as of December 31, 2023 and December 31, 2022, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the Term SOFR rate.

Supplemental balance sheet information for leases was as follows (in millions):

	As of December 31, 2023	As of December 31, 2022
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$520	$669
Accumulated depreciation	(69)	(124)
Property and equipment, net	451	545
Operating lease right-of-use assets	611	538
Total lease assets	$1,062	$1,083
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$26	$34
Long-term debt	343	317
Total finance lease liabilities	369	351
Operating lease liabilities:
Current portion of operating lease liabilities	65	80
Long-term operating lease liabilities	613	523
Total operating lease liabilities	678	603
Total lease liabilities	$1,047	$954

The components of lease costs were as follows (in millions):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease costs:
Operating lease costs	Commission, transportation and other	$183	$127	$19
Operating lease costs	Other operating expenses	22	22	23
Operating lease costs	Marketing, selling and administrative expenses	21	19	18
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	22	24	17
Interest on lease liabilities	Interest expense, net of interest capitalized	30	22	3
Total lease costs		$278	$214	$80
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2023 and December 31, 2022, we had $85 million and $66 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively. These variable lease costs are included within the balances presented above.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2023	As of December 31, 2022
Weighted average of the remaining lease term
Operating leases	19.43	17.69
Finance leases	23.92	19.26
Weighted average discount rate
Operating leases	7.53%	6.92%
Finance leases	5.83%	6.43%
Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$127	$43
Operating cash flows from finance leases	30	22	3
Financing cash flows from finance leases	$31	$48	$24

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2023, maturities related to lease liabilities were as follows (in millions):

Years	Operating Leases	Finance Leases
2024	$113	$47
2025	106	45
2026	96	39
2027	76	38
2028	69	37
Thereafter	1,030	683
Total lease payments	1,490	889
Less: Interest	(812)	(520)
Present value of lease liabilities	$678	$369

Note 10. Shareholders' Equity
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach to recognize our convertible notes as single liability instruments. As a result of the adoption of this pronouncement, the cumulative effect to Shareholders' equity was a reduction of $162 million. For further information regarding the entry recorded and the adoption of ASU 2020-06, refer to Note 2. Summary of Significant Accounting Policies.
Common Stock Issued
During March 2021, we issued 16.9 million shares of common stock, par value $0.01 per share, at a price of $91.00 per share. We received net proceeds of $1.5 billion from the sale of our common stock, after deducting the estimated offering expenses payable by us.
Dividends
We did not declare any dividends during the years ended December 31, 2023, December 31, 2022, and December 31, 2021. We were previously restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.
Noncontrolling Interests
Effective March 31, 2023, we closed the partnership with iCON. We sold 80% of the entity which owns our terminal at PortMiami for $208.9 million and retained a 20% minority interest. The cash consideration received, net of transaction costs, was allocated between paid-in capital and noncontrolling interest in the accompanying consolidated statement of shareholders' equity for the year ended December 31, 2023. Refer to Note 7. Investments and Other Assets for further information on the transaction.

Note 11. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 10,083,570 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value, measured as of the grant date, which together with cash compensation paid to such director for such calendar year, would exceed $750,000. Restricted stock units outstanding as of December 31, 2023, generally vest in equal installments over three or four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forfeited if the recipient ceases to be an employee before the shares vest. We have not issued stock options since 2016, and all stock options have been exercised as of December 31, 2021. As a result, no Stock option expense has been recognized for the years ended December 31, 2023, 2022 and 2021.
Our officers receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2023, we issued a target number of 314,197 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on the Company's invested capital ("ROIC"), earnings per share ("EPS"), EBITDA per APCD, and Carbon Intensity Reduction for the year ended December 31, 2023, to December 31, 2025, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2026 for events that are outside of management's control.
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
In 2023, we issued 354,822 restricted stock awards, representing 300% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance; however, grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2023 awards will be based on the Company's ROIC, EPS, EBITDA per APCD, and Carbon Intensity Reduction for the year ended December 31, 2024, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2025 for events that are outside of management's control.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 2,800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2023, 2022 and 2021, 151,989, 171,279 and 136,480 shares of our common stock were purchased under the ESPP at a weighted-average price of $71.23, $44.01 and $70.95, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2023, 2022 and 2021 was as follows (in millions):

	Employee Stock-Based Compensation
Classification of expense	2023	2022	2021
Marketing, selling and administrative expenses	$126	$36	$64
Total compensation expense	$126	$36	$64

Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2023	983,073	$80.58
Granted	622,754	75.26
Vested	(441,418)	83.04
Canceled	(57,651)	78.49
Non-vested share units as of December 31, 2023	1,106,758	$76.72
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2022 and 2021 was $72.21 and $85.08, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2023, 2022 and 2021 was $33 million, $30 million, and $36 million, respectively. As of December 31, 2023, we had $38 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 0.91 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2023	553,047	$85.93
Granted	314,197	73.96
Vested	(95,701)	97.11
Canceled	(98,408)	87.07
Non-vested share units as of December 31, 2023	673,135	$78.59

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2022 and 2021 was $79.80 and $84.83, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2023, 2022 and 2021 was $7 million, $5 million and $6 million, respectively. As of December 31, 2023, we had $34 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.31 years.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2023	773,966	$92.28
Granted	354,822	74.59
Vested	(47,611)	110.21
Canceled	(213,313)	110.21
Non-vested share units as of December 31, 2023	867,864	$79.65
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2022 and 2021 was $79.80 and $84.83, respectively. As of December 31, 2023, we had $3 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 1.17 years.
Note 12. Earnings (Loss) Per Share
A reconciliation between basic and diluted Earnings (Loss) per share is as follows (in millions, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net Income (loss) attributable to Royal Caribbean Cruises Ltd. for basic and diluted loss per share	$1,697	$(2,156)	$(5,260)
Add convertible notes interest	88	—	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for diluted earnings (loss) per share	1,785	(2,156)	(5,260)
Weighted-average common shares outstanding	256	255	252
Dilutive effect of stock-based awards	1	—	—
Diluted effect of convertible notes	26	—	—
Diluted weighted-average shares outstanding	283	255	252
Basic earnings (loss) per share	$6.63	$(8.45)	$(20.89)
Diluted earnings (loss) per share	$6.31	$(8.45)	$(20.89)
Effective January 1, 2022, we use the if-converted method to calculate the dilutive impact of our convertible notes that may be settled in cash or shares. In 2021, the dilutive impact was determined using the treasury stock method. There were no antidilutive shares for year ended December 31, 2023, compared to 31,027,815 and 504,250 antidilutive shares from our stock-based awards and convertible notes for the years ended December 31, 2022 and 2021, respectively.

Note 13. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Additional annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $21 million, $20 million and $18 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
For the year ended December 31, 2023, we had an income tax expense of approximately $6 million primarily driven by income tax from our non-US operations and items not qualifying under Section 883. For the years ended December 31, 2022 and 2021 we had an income tax expense of approximately $4 million and an income tax benefit of approximately $45 million, respectively for items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries. Income taxes are recorded within Other (expense) income. In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other (expense) income.
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
As of December 31, 2023, the Company had deferred tax assets for U.S. and foreign net operating losses (“NOLs”) of approximately $57 million. We have provided a valuation allowance for approximately $19 million of these NOLs, of which $8 million of the NOLs deferred tax assets relate to NOLs which are subject to expiration between 2024 and 2042.
Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2023 and 2022.
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

Note 15. Changes in Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2023, 2022 and 2021 (in millions):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2021	$(651)	$(66)	$(23)	$(740)
Other comprehensive (loss) income before reclassifications	(17)	5	16	4
Amounts reclassified from accumulated other comprehensive loss	21	4	—	25
Net current-period other comprehensive income	4	9	16	29

Accumulated comprehensive loss at January 1, 2022	(647)	(57)	(7)	(711)
Other comprehensive income before reclassifications	171	46	10	227
Amounts reclassified from accumulated other comprehensive loss	(163)	3	—	(160)
Net current-period other comprehensive income	8	49	10	67

Accumulated comprehensive loss at January 1, 2023	(639)	(8)	3	(644)
Other comprehensive income (loss) before reclassifications	3	6	(9)	—
Amounts reclassified from accumulated other comprehensive loss	(30)	—	—	(30)
Net current-period other comprehensive (loss) income	(27)	6	(9)	(30)

Accumulated comprehensive loss at December 31, 2023	$(666)	$(2)	$(6)	$(674)
The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$49	$(12)	$(44)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(18)	(17)	(15)	Depreciation and amortization expenses
Foreign currency forward contracts	(10)	(3)	(3)	Other (expense) income
Fuel swaps	—	—	—	Other (expense) income
Fuel swaps	9	195	41	Fuel
	30	163	(21)
Amortization of defined benefit plans:
Actuarial loss	—	(3)	(4)	Payroll and related
Total reclassifications for the period	$30	$160	$(25)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at December 31, 2023					Fair Value Measurements at December 31, 2022
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$497	$497	$497	$—	$—	$1,935	$1,935	$1,935	$—	$—
Total Assets	$497	$497	$497	$—	$—	$1,935	$1,935	$1,935	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$21,083	$23,700	$—	$23,700	$—	$23,040	$22,856	$—	$22,856	$—
Total Liabilities	$21,083	$23,700	$—	$23,700	$—	$23,040	$22,856	$—	$22,856	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2023 and 2022.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest, and accrued expenses approximate fair value as of December 31, 2023 and 2022.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$144	$—	$144	$—	$204	$—	$204	$—
Total Assets	$144	$—	$144	$—	$204	$—	$204	$—
Liabilities:
Derivative financial instruments(4)	$66	$—	$66	$—	$136	$—	$136	$—
Total Liabilities	$66	$—	$66	$—	$136	$—	$136	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________________________________________________
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of December 31, 2023 and 2022.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of December 31, 2023 and 2022
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2023 or 2022, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of December 31, 2023 and December 31, 2022:
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2023				As of December 31, 2022
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$144	$(28)	$—	$116	$204	$(105)	$—	$99
Total	$144	$(28)	$—	$116	$204	$(105)	$—	$99

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(66)	$28	$—	$(38)	$(136)	$105	$—	$(31)
Total	$(66)	$28	$—	$(38)	$(136)	$105	$—	$(31)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2023 and December 31, 2022, we had counterparty credit risk exposure under our derivative instruments of $125 million and $103 million, respectively, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Changes in the fair value of derivatives that are designated as fair value hedges are offset against changes in the fair value of the underlying hedged assets, liabilities or firm commitments. Gains and losses on derivatives that are designated as cash flow hedges are recorded as a component of Accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings. The foreign currency transaction gain or loss of our non-derivative financial instruments and the changes in the fair value of derivatives designated as hedges of our net investment in foreign operations and investments are recognized as a component of Accumulated other comprehensive income (loss) along with the associated foreign currency translation adjustment of the foreign operation or investment. In certain hedges of our net investment in foreign operations and investments, we exclude forward points from the assessment of hedge effectiveness and amortize the related amounts directly into earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2023 and 2022, approximately 83.2% and 75.0%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates.  At December 31, 2023, there were no interest rate swap agreements for fixed-rate debt instruments.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the risk of increasing interest rates. At December 31, 2023, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2023 (In millions)	Maturity	Debt Floating Rate (3)		All-in Fixed Rate
Celebrity Reflection term loan	$55	October 2024	Term SOFR	0.40%	2.88%
Quantum of the Seas term loan	184	October 2026	Term SOFR	1.30%	3.78%
Anthem of the Seas term loan	211	April 2027	Term SOFR	1.30%	3.9%
Ovation of the Seas term loan	311	April 2028	Term SOFR	1.00%	3.20%
Harmony of the Seas term loan (1)	287	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	345	October 2032	Term SOFR	0.96%	3.28%
Odyssey of the Seas term loan(2)	173	October 2032	Term SOFR	0.96%	2.91%
	$1,566
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2023.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
(3)    During the year ended December 31, 2023, we completed our transition from LIBOR to Term SOFR rates for all of our Interest rate swap agreements.
These interest rate swap agreements are accounted for as cash flow hedges
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2023 and 2022 was $1.6 billion and $1.9 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2023, the aggregate cost of our ships on order was $8 billion, of which we had deposited $698 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 17. Commitments and Contingencies, for further information on our ships on order. At December 31, 2023 and 2022, approximately 43.5% and 52.3%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2023 and 2022 the average notional amount of foreign currency forward contracts was approximately $1.3 billion and $1.1 billion, respectively.. These instruments are not designated as hedging instruments. For the years ended December 31, 2023, 2022 and 2021, changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of $19 million, $(102) million and $(31) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(43) million, $93 million and $24 million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2023 and 2022 was $2.9 billion.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €648 million, or approximately $716 million, as of December 31, 2023. As of December 31, 2022, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €433 million, or approximately $462 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other (expense) income for each reporting period through the maturity dates of the fuel swaps. During the year ended December 31, 2023, we discontinued cash flow hedge accounting on certain fuel swap agreements, which resulted in immaterial gain. During the year ended December 31, 2022, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At December 31, 2023, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2024 and 2026. As of December 31, 2023 and December 31, 2022, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2023	As of December 31, 2022
	(metric tons)
Designated as hedges:
2024	1,054,501	825,651
2025	685,400	—
2026	44,200	—

	Fuel Swap Agreements
	As of December 31, 2023	As of December 31, 2022
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2024	61%	50%
2025	39%	—%
2026	3%	—%

At December 31, 2023, there was $21 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive income (loss) within the next twelve months when compared to $8 million of estimated unrealized net loss at December 31, 2022. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2023	As of December 31, 2022	Balance Sheet Location	As of December 31, 2023	As of December 31, 2022
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Derivative financial instruments	$1	$—	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	75	115	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	20	19	Derivative financial instruments	9	85
Foreign currency forward contracts	Other assets	44	26	Other long-term liabilities	4	—
Fuel swaps	Derivative financial instruments	4	40	Derivative financial instruments	26	46
Fuel swaps	Other assets	—	4	Other long-term liabilities	27	5
Total derivatives designated as hedging instruments under ASC 815-20		$144	$204		$66	$136
___________________________________________________________________
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2023	As of December 31, 2022
Foreign currency debt	Current portion of long-term debt	$65	$62
Foreign currency debt	Long-term debt	523	400
		$588	$462
The effect of derivative instruments qualifying and designated as hedging instruments and the related hedged items in fair value hedges on the consolidated statements of comprehensive income (loss) was as follows (in millions):

	Location of Gain (Loss) Recognized in Income on Derivative and Hedged Item	Amount of Gain (Loss) Recognized in Income on Derivative			Amount of Gain (Loss) Recognized in Income on Hedged Item
Derivatives and related Hedged Items under ASC 815-20 Fair Value Hedging Relationships		Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest rate swaps	Interest expense, net of interest capitalized	$—	$(4)	$(1)	$—	$5	$11
		$—	$(4)	$(1)	$—	$5	$11

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Interest rate swaps	$11	$165	$46
Foreign currency forward contracts	24	(145)	(204)
Fuel swaps	(32)	151	141
	$3	$171	$(17)
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Foreign Currency Debt	$(23)	$5	$8
	$(23)	$5	$8
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Foreign currency forward contracts	Other (expense) income	$19	$(102)	$(31)
Fuel swaps	Other (expense) income	1	—	34
		$20	$(102)	$3
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
As of December 31, 2023, our senior unsecured debt credit rating was BB- by Standard & Poor's and B1 by Moody's. As of December 31, 2023, five of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2023, we had one Oasis-class ship and two ships of a new generation, known as our Icon-class, on order for our Royal Caribbean International brand with an aggregate capacity of approximately 16,900 berths. As of December 31, 2023, we had one Edge-class ship on order for our Celebrity brand with capacity of approximately 3,250 berths. Additionally, as of December 31, 2023, we had one Evolution-class ship on order with an aggregate capacity of approximately 730 berths for our Silversea Cruises brand. The following provides further information on recent developments with respect to our ship orders.
In December 2023, we entered into a credit agreement for the unsecured financing of Celebrity Xcel, the fifth Edge-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €850 million, or approximately $939 million based on the exchange rate at December 31, 2023. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue either at a floating rate equal to Term SOFR + 1.45%. Celebrity Xcel will have a capacity of approximately 3,250 berths.
In September 2019, Silversea Cruises entered into a credit agreement, guaranteed by us, for the unsecured financing of Silver Ray, the second Evolution-class ship for an amount of up to 80% of the ship's contract price through facilities to be guaranteed 95% by Euler Hermes, the official export credit agency of Germany. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €359 million or approximately $397 million, based on the exchange rate at December 31, 2023. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. At our election, which has to be consistent across all tranches, interest on the loan will accrue either (1) at a fixed rate 4.18%, (inclusive of the applicable margin) or (2) at a floating rate equal to Term SOFR plus 1.26%. Silver Ray will have a capacity of approximately 730 berths. In September 2021, we amended the credit agreement for the second Evolution-class ship to increase their maximum loan amounts by €176 million on an aggregate basis, or approximately $194 million based on the exchange rate at December 31, 2023. At our election, which has to be consistent across all tranches, interest on the incremental portion of the loan will accrue either (1) at a fixed rate of 4.38% (inclusive of the applicable margin) or (2) at a floating rate equal to Term SOFR plus 1.46%. In October 2023, we amended the credit agreement for Silver Ray, to increase the maximum loan amount by €30 million or $34 million based on the exchange rate at December 31, 2023 At our election, which has to be consistent across all tranches, interest on the incremental portion will accrue either (1) at a fixed rate of 6.80% (inclusive of the applicable margin) or (2) at a floating rate equal to Term SOFR plus 1.40%.
In December 2019, we entered into a credit agreement for the unsecured financing of Utopia of the Seas, the sixth Oasis-class ship for up to 80% of the ship’s contract price through a facility to be guaranteed 100% by BpiFrance Assurance Export, the official export credit agency of France. Under the financing arrangement, we have the right, but not the obligation, to satisfy the obligations to be incurred upon delivery and acceptance of the ship under the shipbuilding contract by assuming, at delivery and acceptance, the debt indirectly incurred by the shipbuilder during the construction of the ship. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.3 billion, or approximately $1.4 billion based on the exchange rate at December 31, 2023. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a fixed rate of 3.00% (inclusive of margin). Utopia of the Seas will have a capacity of approximately 5,700 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.5 billion based on the exchange rate at December 31, 2023. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of Term SOFR plus 1.28%. The third Icon-class ship will have a capacity of approximately 5,600 berths.
During 2017, we entered into credit agreement for the unsecured financing of Star of the Seas, the second Icon-class ship for up to 80% of the contract price. Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed €1.4 billion, or approximately $1.5 billion, based on the exchange rate at December 31, 2023. Interest on approximately 75% of the loan will accrue at a fixed rate of 3.76%, and the balance will accrue interest at a floating rate

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ranging from Term SOFR plus 1.58% to 1.63%. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Star of the Seas will have a capacity of approximately 5,600 berths.
Our future capital commitments consist primarily of new ship orders. As of December 31, 2023, our Global Brands and our Partner Brands have eight ships on order.The table below sets forth, as of December 31, 2023, the dates that the ships on order are expected to be delivered, and their approximate berths. The expected delivery dates for all of our ships on order are subject to change due to events such as shipyard construction delays or agreed upon scope changes which impact the delivery timelines.

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l’Atlantique	2nd Quarter 2024	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	2nd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l’Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution-class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			31,980
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.
As of December 31, 2023, the aggregate cost of our ships on order, presented in the above table, not including any ships on order by our Partner Brands, was approximately $7.9 billion, of which we had deposited $698 million. Approximately 43.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2023. Refer to Note 16. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal, was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiffs seek all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.

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
At December 31, 2023, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in millions):

Year
2024	$157
2025	149
2026	173
2027	141
2028	116
Thereafter	925
$1,661