Form 10-Q
period 2024-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2024-04-25
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 257,349,196 shares of common stock outstanding as of April 22, 2024.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Quarter Ended March 31,
	2024	2023
Passenger ticket revenues	$2,542	$1,897
Onboard and other revenues	1,186	989
Total revenues	3,728	2,886
Cruise operating expenses:
Commissions, transportation and other	498	403
Onboard and other	193	159
Payroll and related	318	310
Food	221	199
Fuel	304	302
Other operating	522	420
Total cruise operating expenses	2,056	1,793
Marketing, selling and administrative expenses	535	461
Depreciation and amortization expenses	387	360
Operating Income	750	272
Other income (expense):
Interest income	5	15
Interest expense, net of interest capitalized	(424)	(360)
Equity investment income	41	20
Other (expense) income	(8)	5
	(386)	(320)
Net Income (Loss)	364	(48)
Less: Net Income attributable to noncontrolling interest	4	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$360	$(48)
Earnings (Loss) per Share:
Basic	$1.40	$(0.19)
Diluted	$1.35	$(0.19)
Weighted-Average Shares Outstanding:
Basic	257	255
Diluted	281	255
Comprehensive Income (Loss)
Net Income (Loss)	$364	$(48)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	(7)
Change in defined benefit plans	9	4
Gain (loss) on cash flow derivative hedges	44	(32)
Total other comprehensive income (loss)	57	(35)
Comprehensive Income (Loss)	421	(83)
Less: Comprehensive Income attributable to noncontrolling interest	4	—
Comprehensive Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$417	$(83)

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of
	March 31,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$437	$497
Trade and other receivables, net of allowances of $9 and $7 at March 31, 2024 and December 31, 2023, respectively	455	405
Inventories	236	248
Prepaid expenses and other assets	690	617
Derivative financial instruments	52	25
Total current assets	1,870	1,792
Property and equipment, net	30,025	30,114
Operating lease right-of-use assets	599	611
Goodwill	809	809
Other assets, net of allowances of $43 at March 31, 2024 and December 31, 2023.	1,887	1,805
Total assets	$35,190	$35,131
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,643	$1,720
Current portion of operating lease liabilities	63	65
Accounts payable	876	792
Accrued expenses and other liabilities	1,236	1,478
Derivative financial instruments	47	35
Customer deposits	6,040	5,311
Total current liabilities	9,905	9,401
Long-term debt	18,876	19,732
Long-term operating lease liabilities	603	613
Other long-term liabilities	481	486
Total liabilities	29,865	30,232

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 285,814,489 and 284,672,386 shares issued, March 31, 2024 and December 31, 2023, respectively)	3	3
Paid-in capital	7,496	7,474
Retained earnings (accumulated deficit)	350	(10)
Accumulated other comprehensive loss	(617)	(674)
Treasury stock (28,468,430 and 28,248,125 common shares at cost, March 31, 2024 and December 31, 2023, respectively)	(2,081)	(2,069)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	5,151	4,724
Noncontrolling Interests	174	175
Total shareholders’ equity	5,325	4,899
Total liabilities and shareholders’ equity	$35,190	$35,131

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Three Months Ended March 31,
	2024	2023
Operating Activities
Net Income (Loss)	$364	$(48)
Adjustments:
Depreciation and amortization	387	360
Net deferred income tax benefit	—	(11)
Gain (loss) on derivative instruments not designated as hedges	35	(3)
Share-based compensation expense	45	26
Equity investment income	(41)	(20)
Amortization of debt issuance costs, discounts and premiums	26	30
Loss on extinguishment of debt	116	13
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(57)	123
Decrease in inventories	12	3
Increase in prepaid expenses and other assets	(80)	(78)
Increase in accounts payable trade	78	57
Decrease in accrued expenses and other liabilities	(238)	(261)
Increase in customer deposits	729	1,103
Other, net	(48)	16
Net cash provided by operating activities	1,328	1,310
Investing Activities
Purchases of property and equipment	(242)	(252)
Cash received on settlement of derivative financial instruments	—	5
Cash paid on settlement of derivative financial instruments	(35)	(6)
Investments in and loans to unconsolidated affiliates	(9)	—
Cash received on loans from unconsolidated affiliates	5	5
Other, net	(15)	14
Net cash used in investing activities	(296)	(234)
Financing Activities
Debt proceeds	2,179	705
Debt issuance costs	(19)	(27)
Repayments of debt	(3,107)	(2,664)
Premium on repayment of debt	(104)	—
Proceeds from sale of noncontrolling interest	—	209
Other, net	(40)	(7)
Net cash used in financing activities	(1,091)	(1,784)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(60)	(708)
Cash and cash equivalents at beginning of period	497	1,935
Cash and cash equivalents at end of period	$437	$1,227

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$411	$389
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$44	$19
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3	$7,474	$(10)	$(674)	$(2,069)	175	$4,899
Activity related to employee stock plans	—	22	—	—	—	—	22
Changes related to cash flow derivative hedges	—	—	—	44	—	—	44
Change in defined benefit plans	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	4	—	—	4
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Dividends from noncontrolling interest	—	—	—	—	—	(5)	(5)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	360	—	—	—	360
Balance at March 31, 2024	$3	$7,496	$350	$(617)	$(2,081)	$174	$5,325

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$3	$7,285	$(1,707)	$(643)	$(2,068)	$—	$2,870
Activity related to employee stock plans	—	21	—	—	—	—	21
Changes related to cash flow derivative hedges	—	—	—	(32)	—	—	(32)
Change in defined benefit plans	—	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	(7)	—	—	(7)
Purchase of treasury stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interest	—	45	—	—	—	174	219
Net Loss	—	—	(48)	—	—	—	(48)
Balance at March 31, 2023	$3	$7,351	$(1,755)	$(678)	$(2,069)	$174	$3,026

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean International,” “Celebrity Cruises,” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 65 ships as of March 31, 2024. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our significant accounting policies. The Company has changed its presentation from thousands to millions and, as a result, any necessary rounding adjustments have been made to prior period disclosed amounts.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption and retrospective application is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Note 3. Revenue
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We receive payment before we satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from three to 28 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $242 million and $203 million for the quarters ended March 31, 2024 and 2023, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended March 31,
	2024	2023
Revenues by itinerary
North America (1)	$2,690	$2,193
Asia/Pacific	506	333
Europe	21	2
Other regions (2)	322	214
Total revenues by itinerary	3,539	2,742
Other revenues (3)	189	144
Total revenues	$3,728	$2,886
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2024 and 2023, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2024	2023
Passenger ticket revenues:
United States	73%	76%
All other countries (1)	27%	24%
(1)No other individual country's revenue exceeded 10% for the quarters ended March 31, 2024 and 2023.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.9 billion and $2.6 billion as of March 31, 2024 and December 31, 2023, respectively.
During the pandemic we provided flexibility to guests with bookings on sailings that were cancelled by allowing guests to receive future cruise credits (“FCCs”). As of March 31, 2024, our customer deposit balance includes approximately $317 million of unredeemed FCCs. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarter ended March 31, 2024. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.

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
Our credit card processors agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2024, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2024 and December 31, 2023, our contract assets were $166 million and $167 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $293 million as of March 31, 2024 and $257 million as of December 31, 2023. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share is as follows (in millions, except per share data):

	Quarter Ended March 31,
	2024	2023
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for basic earnings (loss) per share	$360	$(48)
Add convertible notes interest	19	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. for diluted earnings (loss) per share	379	(48)
Weighted-average common shares outstanding	257	255
Dilutive effect of stock-based awards	1	—
Dilutive effect of convertible notes	23	—
Diluted weighted-average shares outstanding	281	255
Basic earnings (loss) per share	$1.40	$(0.19)
Diluted earnings (loss) per share	$1.35	$(0.19)
There were no antidilutive shares for the quarter ended March 31, 2024, compared to 30,994,718 antidilutive shares from our stock-based awards and convertible notes for the quarter ended March 31, 2023.

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

Effective March 31, 2023, we closed on the partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership will own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also sold 80% of the entity which owns our terminal at PortMiami. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership will pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
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
As of March 31, 2024, the net book value of our investment in TUIC was $678 million, primarily consisting of $594 million in equity and a loan of €67 million, or approximately $73 million based on the exchange rate at March 31, 2024. As of December 31, 2023, the net book value of our investment in TUIC was $657 million, primarily consisting of $566 million in equity and a loan of €71 million, or approximately $79 million based on the exchange rate at December 31, 2023. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
During the second half of 2023, we formed a 50%-owned joint venture with the other 40% shareholder of Grand Bahama to operate Floating Docks S. DE RL. (“Floating Docks”). Floating Docks will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $59 million as of March 31, 2024. Our investment in Floating Docks, including loans, is immaterial to our consolidated financial statements as of March 31, 2024.
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

The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended March 31,
	2024	2023
Share of equity income from investments	$41	$20

	As of March 31, 2024	As of December 31, 2023
Total notes receivable due from equity investments	$107	$105
Less-current portion (1)	18	19
Long-term portion (2)	$89	$86
(1)Included within Trade and other receivables, net in our consolidated balance sheets.
(2)Included within Other assets in our consolidated balance sheets.
Consolidated investments ("controlled subsidiaries")
As part of the transaction with iCON, we sold an 80% interest in the entity which owns our terminal at PortMiami for $209 million and retained a 20% minority interest, effective March 31, 2023. We also sold a noncontrolling interest in another entity which is developing a port project in Spain for an immaterial amount. We have determined that both of these entities are VIEs, and we are the primary beneficiary as we have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we continue to consolidate both entities. The cash consideration received for the sale of the PortMiami terminal company, net of transaction costs, was allocated between paid-in capital and noncontrolling interest using the net book value of our investment in the PortMiami terminal, as presented in the statement of shareholders' equity.
Other Assets
Credit Losses
We reviewed our receivables for credit losses in connection with the preparation of our financial statements for the quarter ended March 31, 2024. In evaluating the allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance as of March 31, 2024 and 2023 primarily relates to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $43 million and $63 million, respectively, which were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in millions):

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	$49	$83
Credit loss (recovery), net	2	(7)
Write-offs	—	(2)
Balance, end of period	$51	$74

Note 6. Debt
Debt consists of the following (in millions):

	Interest Rate (1)	Maturities Through	As of March 31, 2024	As of December 31, 2023
Fixed rate debt:
Unsecured senior notes	3.70% to 9.25%	2026 - 2032	$7,898	$7,899
Secured senior notes	8.25%	2029	1,000	1,000
Unsecured term loans	1.28% to 5.89%	2027 - 2035	6,420	6,569
Convertible notes	6.00%	2025	1,150	1,150
Total fixed rate debt			16,468	16,618
Variable rate debt:
Unsecured revolving credit facilities (2)	6.76% to 7.48%	2025 - 2028	304	899
USD unsecured term loan	6.05% to 9.95%	2024 - 2037	3,555	3,666
Euro unsecured term loan	5.00% to 6.14%	2024 - 2028	352	443
Total variable rate debt			4,211	5,008
Finance lease liabilities			363	369
Total debt (3)			21,042	21,995
Less: unamortized debt issuance costs			(523)	(543)
Total debt, net of unamortized debt issuance costs			20,519	21,452
Less—current portion			(1,643)	(1,720)
Long-term portion			$18,876	$19,732
(1) Interest rates based on outstanding loan balance as of March 31, 2024, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin primarily at 1.33%. Based on applicable Term SOFR rates, as of March 31, 2024, the maximum interest rate under the unsecured credit facilities was 6.76%. We also pay a facility fee primarily at 0.17% of the total commitments under such facility.
(3) At March 31, 2024 and December 31, 2023, the weighted average interest rate for total debt was 5.75% and 6.06%, respectively.
Unsecured revolving credit facilities
As of March 31, 2024 our aggregate revolving credit capacity is $3.6 billion of which $1.8 billion of the commitments are scheduled to mature in October 2026, $1.8 billion of the commitments are scheduled to mature in October 2028, and the remaining $77 million of commitments are scheduled to mature in April 2025. As of March 31, 2024, we had undrawn capacity of $3.3 billion under our unsecured revolving credit facilities.
In March 2024, we issued $1.25 billion of senior unsecured notes (the "notes") due in 2032 for net proceeds of approximately $1.24 billion. Interest accrues on the notes at a fixed rate of 6.25% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance, together with cash on hand, were used to redeem all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes due 2027. The repayment resulted in a loss on extinguishment of debt of $116 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2024.
Export credit agency guarantees
Except for the term loans we incurred to acquire Celebrity Flora and Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of March 31, 2024, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum stockholders' equity. As of March 31, 2024, our credit facility amendments require us to prepay outstanding deferred amounts of $839 million, if we elect to pay dividends or complete share repurchases. As of March 31, 2024, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
The following is a schedule of annual maturities on our total debt, including finance leases, as of March 31, 2024 for each of the next five years (in millions):

Year	As of March 31, 2024 (1)
Remainder of 2024	$1,390
2025	2,628
2026	3,045
2027	2,509
2028	3,267
Thereafter	8,203
$21,042
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2024.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2024 and December 31, 2023. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $167 million as of March 31, 2024 and December 31, 2023. There will be future remeasurements as the County completes several construction milestones throughout the term of the extended lease. The most significant of which will be for Terminal G, which will include a remeasurement of the operating lease in 2027 or later, when the County satisfies substantial completion, as the minimum lease payments will increase to approximately $55 million per year, with expected 3% annual increases thereafter.
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

Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for Silver Dawn. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of March 31, 2024 and December 31, 2023.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease, which we are reasonably certain to exercise. In November 2023, we executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with Miami-Dade County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $105 million and $104 million as of March 31, 2024 and December 31, 2023, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The aggregate amount of finance lease liabilities recorded for this ship was $241 million and $246 million as of March 31, 2024 and December 31, 2023, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the Term SOFR rate.
The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$71	$55
Operating lease costs	Other operating expenses	4	6
Operating lease costs	Marketing, selling and administrative expenses	4	5
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3	6
Interest on lease liabilities	Interest expense, net of interest capitalized	8	8
Total lease costs		$90	$80

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarters ended March 31, 2024, and 2023 we had $51 million and $38 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively. These variable lease costs are included within the balances presented above.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of March 31, 2024	As of December 31, 2023
Weighted average of the remaining lease term in years
Operating leases	20.02	19.43
Finance leases	24.06	23.92
Weighted average discount rate
Operating leases	7.55%	7.53%
Finance leases	5.84%	5.83%

Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$99	$36
Operating cash flows from finance leases	8	8
Financing cash flows from finance leases	$6	$14
As of March 31, 2024, maturities related to lease liabilities were as follows (in millions):

Year	Operating Leases	Finance Leases
Remainder of 2024	$84	$35
2025	101	45
2026	91	39
2027	72	38
2028	72	37
Thereafter	1,062	684
Total lease payments	1,482	878
Less: Interest	(816)	(515)
Present value of lease liabilities	$666	$363

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of March 31, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution-class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			31,980
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.
As of March 31, 2024, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $8.1 billion, of which we had deposited $748 million as of such date. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
Note 9. Shareholders' Equity
Dividends
We did not declare any dividends during the quarters ended March 31, 2024 and 2023. We were previously restricted under certain of our credit facilities from paying dividends while waivers to the financial covenants within such facilities were in effect. While the waivers have now expired, in the event we declare a dividend, we will need to repay the principal amounts deferred under our export credit facilities.
Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2024 and 2023 (in millions):

	Accumulated Other Comprehensive Loss for the Three Months Ended March 31, 2024				Accumulated Other Comprehensive Loss for the Three Months Ended March 31, 2023
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(666)	$(2)	$(6)	$(674)	$(638)	$(8)	$3	$(643)
Other comprehensive income (loss) before reclassifications	56	9	4	69	(30)	4	(7)	(33)
Amounts reclassified from accumulated other comprehensive loss	(12)	—	—	(12)	(2)	—	—	(2)
Net current-period other comprehensive income (loss)	44	9	4	57	(32)	4	(7)	(35)
Ending balance	$(622)	$7	$(2)	$(617)	$(670)	$(4)	$(4)	$(678)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2024 and 2023 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$14	$10	Interest expense, net of interest capitalized
Foreign currency forward contracts	(6)	(3)	Depreciation and amortization expenses
Foreign currency forward contracts	—	(1)	Other (expense) income
Fuel swaps	—	—	Other (expense) income
Fuel swaps	4	(4)	Fuel
	$12	$2

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at March 31, 2024					Fair Value Measurements at December 31, 2023
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$437	$437	$437	$—	$—	$497	$497	$497	$—	$—
Total Assets	$437	$437	$437	$—	$—	$497	$497	$497	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,156	$22,768	$—	$22,768	$—	$21,083	$23,700	$—	$23,700	$—
Total Liabilities	$20,156	$22,768	$—	$22,768	$—	$21,083	$23,700	$—	$23,700	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2024 and December 31, 2023.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value as of March 31, 2024 and December 31, 2023.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2024				Fair Value Measurements at December 31, 2023
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$173	$—	$173	$—	$144	$—	$144	$—
Total Assets	$173	$—	$173	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$58	$—	$58	$—	$66	$—	$66	$—
Total Liabilities	$58	$—	$58	$—	$66	$—	$66	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of March 31, 2024 and December 31, 2023.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of March 31, 2024 and December 31, 2023.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2024 or December 31, 2023, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of March 31, 2024.
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

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2024				As of December 31, 2023
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$173	$(48)	$—	$125	$144	$(28)	$—	$116
Total	$173	$(48)	$—	$125	$144	$(28)	$—	$116
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(58)	$48	$—	$(10)	$(66)	$28	$—	$(38)
Total	$(58)	$48	$—	$(10)	$(66)	$28	$—	$(38)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2024, we had counterparty credit risk exposure under our derivative instruments of $149 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At March 31, 2024 and December 31, 2023, approximately 86.3% and 83.2%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At March 31, 2024 and December 31, 2023, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2024 (in millions)	Maturity	Debt Floating Rate		All-in Fixed Rate as of March 31, 2024
Celebrity Reflection term loan	$55	October 2024	Term SOFR plus	0.40%	2.88%
Quantum of the Seas term loan	184	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	211	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	311	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	281	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	345	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	173	October 2032	Term SOFR plus	0.96%	2.91%
	$1,560
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2024.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2024 and December 31, 2023 was $1.6 billion.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2024, the aggregate cost of our ships on order was $8.1 billion, of which we had deposited $748 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At March 31, 2024 and December 31, 2023, approximately 44.1% and 43.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2024 and 2023 the average notional amount of foreign currency forward contracts was approximately $1.1 billion and $1.2 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2024 and 2023, changes in the fair value of the foreign currency forward contracts resulted in (losses) gain of $(35) million and $4 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $30 million and $(11) million, respectively. These amounts were recognized in earnings within Other (expense) income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of March 31, 2024 and December 31, 2023 was $2.9 billion.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €659 million, or approximately $712 million, as of March 31, 2024. As of December 31, 2023, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €648 million, or approximately $716 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other (expense) income for each reporting period through the maturity dates of the fuel swaps. For the quarters ended March 31, 2024 and March 31, 2023, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At March 31, 2024, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2026. As of March 31, 2024 and December 31, 2023, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2024	As of December 31, 2023
Designated as hedges:	(metric tons)
2024	789,801	1,054,501
2025	773,700	685,400
2026	252,700	44,200

	Fuel Swap Agreements
	As of March 31, 2024	As of December 31, 2023
Designated hedges as a % of projected fuel purchases:	(% hedged)
2024	62%	61%
2025	45%	39%
2026	15%	3%

As of March 31, 2024, there was $39 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $21 million of estimated unrealized net loss at December 31, 2023. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate-swaps	Derivative financial instruments	$—	1	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	83	75	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	10	20	Derivative financial instruments	44	9
Foreign currency forward contracts	Other assets	22	44	Other long-term liabilities	9	4
Fuel swaps	Derivative financial instruments	42	4	Derivative financial instruments	3	26
Fuel swaps	Other assets	16	—	Other long-term liabilities	2	27
Total derivatives designated as hedging instruments under 815-20		$173	$144		$58	$66
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2024	As of December 31, 2023
Foreign currency debt	Current portion of long-term debt	$63	$65
Foreign currency debt	Long-term debt	649	523
		$712	$588

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Interest rate swaps	$21	$(11)
Foreign currency forward contracts	(71)	21
Fuel swaps	106	(41)
	$56	$(31)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Foreign Currency Debt	$16	$(9)
	$16	$(9)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2024	Quarter Ended March 31, 2023
Foreign currency forward contracts	Other (expense) income	$(35)	$4
		$(35)	$4

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
As of March 31, 2024, our senior unsecured debt credit rating was BB+ by Standard & Poor's and Ba2 by Moody's. As of March 31, 2024, five of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter ended March 31, 2024, compared to the same period in 2023; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other expense; (ii) gain on sale of controlling interest; and (iii) impairment and credit losses (recoveries). A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt; (ii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition; (iii) gain on sale of controlling interest; (iv) tax on the sale of PortMiami noncontrolling interest; (v) Silver Whisper deferred tax liability release; and (vi) impairment and credit losses (recoveries). A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
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
Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes (i) the gain on sale of controlling interest; and (ii) impairment and credit losses (recoveries).
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2024 was $360 million and $478 million, compared to Net loss and Adjusted Net loss of $(48) million and $(59) million, respectively, for the first quarter of 2023.
Significant items for the quarter ended March 31, 2024 include:
•Total revenues, increased $842 million for the quarter ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity and an increase in ticket prices and onboard spending in 2024, compared to same periods in 2023.
•Total cruise operating expenses, increased $263 million for the quarter ended March 31, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity and occupancy, and additional drydock days in 2024 compared to the same period in 2023.
•In March 2024, we issued $1.25 billion aggregate principal amount of 6.25% senior notes. Upon closing, we redeemed all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes Due 2027.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements.

Operating results for the quarter ended March 31, 2024 compared to the same period in 2023 are shown in the following table (in millions, except per share data):

	Quarter Ended March 31,
	2024		2023
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,542	68.2%	$1,897	65.7%
Onboard and other revenues	1,186	31.8%	989	34.3%
Total revenues	3,728	100.0%	2,886	100.0%
Cruise operating expenses:
Commissions, transportation and other	498	13.4%	403	14.0%
Onboard and other	193	5.2%	159	5.5%
Payroll and related	318	8.5%	310	10.7%
Food	221	5.9%	199	6.9%
Fuel	304	8.2%	302	10.5%
Other operating	522	14.0%	420	14.6%
Total cruise operating expenses	2,056	55.2%	1,793	62.1%
Marketing, selling and administrative expenses	535	14.4%	461	16.0%
Depreciation and amortization expenses	387	10.4%	360	12.5%
Operating Income	750	20.1%	272	9.4%
Other income (expense):
Interest income	5	0.1%	15	0.5%
Interest expense, net of interest capitalized	(424)	(11.4)%	(360)	(12.5)%
Equity investment income	41	1.1%	20	0.7%
Other (expense) income	(8)	(0.2)%	5	0.2%
	(386)	(10.4)%	(320)	(11.1)%
Net Income (Loss)	364	9.8%	(48)	(1.7)%
Less: Net Income attributable to noncontrolling interest	4	0.1%	—	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$360	9.7%	$(48)	(1.7)%
Diluted Earnings (Loss) per Share	$1.35		$(0.19)

Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in millions, except per share data):

	Quarter Ended March 31,
	2024	2023
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$360	$(48)
Loss on extinguishment of debt	116	13
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (1)	2	2
Gain on sale of controlling interest (2)	—	(3)
PortMiami tax on sale of noncontrolling interest (3)	—	10
Silver Whisper deferred tax liability release (4)	—	(26)
Impairment and credit losses (recoveries) (5)	—	(7)
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$478	$(59)

Basic:
Earnings (Loss) per Share	$1.40	$(0.19)
Adjusted Earnings (Loss) per Share	$1.86	$(0.23)

Diluted:
Earnings (Loss) per Share (6)	$1.35	$(0.19)
Adjusted Earnings (Loss) per Share (6)	$1.77	$(0.23)

Weighted-Average Shares Outstanding:
Basic	257	255
Diluted	281	255
(1)Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(2)For 2023, represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(3)For 2023, represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other (expense) income in our consolidated statements of comprehensive income (loss).
(4)For 2023, represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(5)For 2023, represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(6)Diluted EPS and Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $19 million for the three months ended March 31, 2024. Refer to Note 4. Earnings (Loss) Per Share to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2024	2023
Passengers Carried	2,054,382	1,806,270
Passenger Cruise Days	13,149,708	11,474,742
APCD	12,285,830	11,233,489
Occupancy	107.0%	102.1%

EBITDA and Adjusted EBITDA were calculated as follows (in millions):

	Quarter Ended March 31,
	2024	2023
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$360	$(48)
Interest income	(5)	(15)
Interest expense, net of interest capitalized	424	360
Depreciation and amortization expenses	387	360
Income tax expense (benefit) (1)	6	(8)
EBITDA	1,172	649

Other expense (2)	2	3
Gain on sale of controlling interest (3)	—	(3)
Impairment and credit losses (recoveries) (4)	—	(7)
Adjusted EBITDA	$1,174	$642
(1)    These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(2) Represents net non-operating expense. The amount excludes income tax expense (benefit), included in the EBITDA calculation above.
(3)    For 2023, represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(4) For 2023, represents asset impairments and credit loss recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields):

	Quarter Ended March 31,
	2024	2023
Total revenue	$3,728	$2,886
Less:
Cruise operating expenses	2,056	1,793
Depreciation and amortization expenses	387	360

Gross Margin	1,285	733
Add:
Payroll and related	318	310
Food	221	199
Fuel	304	302
Other operating	522	420
Depreciation and amortization expenses	387	360
Adjusted Gross Margin	$3,037	$2,324

APCD	12,285,830	11,233,489
Gross Margin Yields	$104.59	$65.25
Net Yields	$247.20	$206.88

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Quarter Ended March 31,
	2024	2023
Total cruise operating expenses	$2,056	$1,793
Marketing, selling and administrative expenses	535	461
Gross Cruise Costs	2,591	2,254
Less:
Commissions, transportation and other	498	403
Onboard and other	193	159
Net Cruise Costs Including Other Costs	1,900	1,692
Less:
Gain on sale of controlling interest (1)	—	(3)
Impairment and credit loss (recoveries) (2)	—	(7)
Net Cruise Costs	1,900	1,702
Less:
Fuel	304	302
Net Cruise Costs Excluding Fuel	$1,596	$1,400

APCD	12,285,830	11,233,489
Gross Cruise Costs per APCD	$210.89	$200.65
Net Cruise Costs per APCD	$154.65	$151.51
Net Cruise Costs Excluding Fuel per APCD	$129.91	$124.63
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

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023
In this section, references to 2024 refer to the quarter ended March 31, 2024 and references to 2023 refer to the quarter ended March 31, 2023.
Revenues
Total revenues for 2024 increased $842 million to $3.7 billion from $2.9 billion in 2023.
Passenger ticket revenues comprised 68.2% of our 2024 total revenues. Passenger ticket revenues for 2024 increased by $645 million, or 34.0% to $2.5 billion from $1.9 billion in 2023. The increase was primarily due to:
•an increase in ticket prices primarily driven by the improvement in our ticket price on a per passenger basis on existing hardware and the addition of Icon of the Seas, Celebrity Ascent, and Silver Nova, compared to the same period in 2023; and
•a 9.4% increase in capacity, primarily due to the additions of Icon of the Seas, Celebrity Ascent, and Silver Nova compared to the same period in 2023. Additionally, the increase is complemented by an increase in occupancy of 4.9%.
The remaining 31.8% of 2024 total revenues was comprised of Onboard and other revenues, which increased $197 million, or 19.9% to $1.2 billion in 2024 from $1.0 billion in 2023. The increase was primarily due to:
•a 9.4% increase in capacity noted above in 2024 compared to the same period in 2023.
•improved pricing in 2024 compared to the same period in 2023.
Cruise Operating Expenses
Total Cruise operating expenses for 2024 increased $263 million to $2.1 billion from $1.8 billion in 2023. The increase was primarily due to:
•a $102 million increase in Other operating primarily driven by the higher drydock and maintenance related expenses in 2024 compared to the same period in 2023; and
•a $95 million increase in Commissions, transportation and other expenses primarily driven by the increase in ticket prices.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2024 increased $74 million, or 16.1%, to $535 million from $461 million in 2023. The increase was primarily due to an increase in payroll and benefits expense primarily driven by an increase in headcount and higher stock price year over year related to our performance share awards, and higher spending on advertisement and media promotions.
Other Income (Expense)
Interest expense, net of interest capitalized for 2024 increased $(64) million, or 17.8%, to $(424) million from $(360) million in 2023. The increase was primarily due to loss on extinguishment of debt of $116 million compared to $13 million during the same period in 2023. The increase is partially offset due to debt repayment and lower cost refinancing transactions in 2023 and 2024.
Other Comprehensive Income (Loss)
Other comprehensive income was $57 million in 2024 compared to Other comprehensive loss of $(35) million for the same period in 2023. The increase of $92 million, or 262.9% was primarily due to a Gain on cash flow derivative hedges in 2024 of $44 million compared to a Loss on cash flow derivative hedges in 2023 of $(32) million, mostly as a result of a significant increase in fair value of our fuel swaps in 2024 compared to 2023.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.3 billion for the three months ended March 31, 2024, and 2023, respectively. Cash flows from operating activities continued to be primarily driven by the change in customer deposits of $729 million in 2024, compared to $1.1 billion during the same period in 2023.
Net cash used in investing activities was $296 million for the three months ended March 31, 2024, compared to $234 million for the same period in 2023. Cash flows used in investing activities were primarily attributable to capital expenditures of $242 million, and cash paid on the settlement of derivative financial instruments of $35 million during 2024, compared to $252 million, and $6 million respectively, during the same period in 2023.
Net cash used in financing activities was $1.1 billion for the three months ended March 31, 2024, compared to $1.8 billion for the same period in 2023. The change of $0.7 billion was primarily attributable to repayments of debt of $3.1 billion, offset by debt proceeds of $2.2 billion in 2024 compared to $2.7 billion repayments of debt in 2023, which were only offset by $0.7 billion of debt proceeds in 2023. The change was partially offset by proceeds received of $209 million for the sale of noncontrolling interest of PortMiami during the 2023, which did not recur in 2024.
Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of March 31, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Oasis-class:
Utopia of the Seas	Chantiers de l'Atlantique	2nd Quarter 2024	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Silversea Cruises —
Evolution-class:
Silver Ray	Meyer Werft	2nd Quarter 2024	730
TUI Cruises (50% joint venture) —
Mein Schiff 7	Meyer Turku Oy	2nd Quarter 2024	2,900
Mein Schiff Relax	Fincantieri	4th Quarter 2024	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			31,980
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2024, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $8.1 billion, of which we had deposited $748 million. Approximately 44.1% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2024. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of March 31, 2024, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.4 billion for 2024. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of March 31, 2024, our material cash requirements were as follows (in millions):

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Operating Activities:
Interest on debt(1)	$742	$1,031	$899	$752	$577	$1,380	$5,381
Other(2)	106	153	171	158	132	977	1,697
Investing Activities:
Ship purchase obligations(3)	1,923	2,161	1,274	—	—	—	5,358
Total	$2,771	$3,345	$2,344	$910	$709	$2,357	$12,436
(1)  Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at March 31, 2024. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2024.
(2) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $4.4 billion in final contractual installments, which have committed financing with sovereign guarantees covering 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
Refer to Note 3. Revenue for credit card processor agreements for export credit agency guarantees.
Refer to Note 8. Commitments and Contingencies for other agreements.
As of March 31, 2024, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2024, we had $5.9 billion of committed financing for our ships on order. As of March 31, 2024, our obligations due through March 31, 2025 primarily consisted of $1.6 billion related to debt maturities, $1.1 billion related to interest on debt and $2.0 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery of Utopia of the Seas and Silver Ray. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of March 31, 2024, we had liquidity of $3.7 billion, including cash and cash equivalents of $0.4 billion, and $3.3 billion of undrawn revolving credit facility capacity. We have agreed with certain of our lenders not to pay dividends or engage in stock repurchases unless we repay the remaining principal payments that were deferred under our export credit facilities in 2020 and 2021. Refer to Note 6. Debt and Note 9. Shareholders' Equity to our consolidated financial statements for further information.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of shareholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. As of March 31, 2024, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to our exposure to market risks since the date of our 2023 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information about our repurchase of common stock during the quarter ended March 31, 2024.
There were no repurchases of common stock during the quarter ended March 31, 2024. In the event we repurchase shares of our common stock, we will need to repay the amounts deferred under our export credit facilities as part of the principal amortization deferrals agreed with our lenders during 2020 and 2021.

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31,2024	—	—	—	—
February 1, 2024 - February 29, 2024	—	—	—	—
March 1, 2024 - March 31, 2024	220,305	51.12	—	—
Total	220,305	51.12	—	—
(1) Includes shares related to employee stock plans; primarily 137,368 performance shares issued that did not vest as the performance criteria was not met and were repurchased at par value of $0.01 per share. Additionally, shares were withheld by us to cover withholding taxes due at the election of certain holders.
Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On February 14, 2024, Michael W. Bayley, the President and Chief Executive Officer of Royal Caribbean International, entered into a 10b5-1 trading arrangement that provides for the sale of up to 73,356 shares of the Company’s common stock, subject to certain conditions. This includes all common stock, net of shares withheld to cover tax withholding obligations, to be issued upon the anticipated vesting of 58,941 restricted stock units and 91,360 performance share awards. The arrangement's expiration date is August 30, 2024.
On February 23, 2024, R. Alexander Lake, Chief Legal Officer and Secretary of the Company, entered into a 10b5-1 trading arrangement providing for the sale of up to 7,750 shares, subject to certain conditions. The arrangement's expiration date is February 21, 2025.
The foregoing trading arrangements were entered into during an open insider trading window and are intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

4.1	Indenture, dated as of March 7, 2024, between Royal Caribbean Cruises Ltd. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 on the Company's Current Report on Form 8-K filed on March 7, 2024).
4.2	Form of 6.250% Senior Notes due 2032 (incorporated by reference to Exhibit 4.2 on the Company's Current Report on Form 8-K filed on March 7, 2024).
10.1	Employment Agreement, dated May 1, 2023, between Celebrity Cruises Inc. and Laura Hodges Bethge.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2024, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for quarter ended March 31, 2024 and 2023;
(ii)    the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
April 25, 2024	(Principal Financial Officer and duly authorized signatory)