Form 10-Q
period 2024-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2024-07-25
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 257,420,341 shares of common stock outstanding as of July 22, 2024.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Quarter Ended June 30,
	2024	2023
Passenger ticket revenues	$2,887	$2,444
Onboard and other revenues	1,223	1,079
Total revenues	4,110	3,523
Cruise operating expenses:
Commissions, transportation and other	572	516
Onboard and other	244	220
Payroll and related	313	284
Food	225	203
Fuel	282	276
Other operating	516	456
Total cruise operating expenses	2,152	1,955
Marketing, selling and administrative expenses	466	435
Depreciation and amortization expenses	393	362
Operating Income	1,099	771
Other income (expense):
Interest income	4	10
Interest expense, net of interest capitalized	(298)	(355)
Equity investment income	56	42
Other expense	(3)	(5)
	(241)	(308)
Net Income	858	463
Less: Net Income attributable to noncontrolling interest	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	$854	$459
Earnings per Share:
Basic	$3.32	$1.79
Diluted	$3.11	$1.70
Weighted-Average Shares Outstanding:
Basic	257	256
Diluted	281	282
Comprehensive Income (Loss)
Net Income	$858	$463
Other comprehensive income (loss):
Foreign currency translation adjustments	6	(3)
Change in defined benefit plans	(12)	(3)
(Loss) gain on cash flow derivative hedges	(31)	5
Total other comprehensive loss	(37)	(1)
Comprehensive Income	821	462
Less: Comprehensive Income attributable to noncontrolling interest	4	4
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$817	$458

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Six Months Ended June 30,
	2024	2023
Passenger ticket revenues	$5,429	$4,340
Onboard and other revenues	2,409	2,068
Total revenues	7,838	6,408
Cruise operating expenses:
Commissions, transportation and other	1,070	919
Onboard and other	437	379
Payroll and related	631	594
Food	446	402
Fuel	586	577
Other operating	1,039	876
Total cruise operating expenses	4,209	3,747
Marketing, selling and administrative expenses	1,001	896
Depreciation and amortization expenses	780	721
Operating Income	1,848	1,044
Other income (expense):
Interest income	9	24
Interest expense, net of interest capitalized	(721)	(714)
Equity investment income	97	62
Other expense	(11)	(1)
	(626)	(629)
Net Income	1,222	415
Less: Net Income attributable to noncontrolling interest	8	4
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,214	$411
Earnings per Share:
Basic	$4.72	$1.61
Diluted	$4.46	$1.60
Weighted-Average Shares Outstanding:
Basic	257	256
Diluted	281	259
Comprehensive Income (Loss)
Net Income	$1,222	$415
Other comprehensive income (loss):
Foreign currency translation adjustments	10	(10)
Change in defined benefit plans	(3)	—
Gain (loss) on cash flow derivative hedges	13	(27)
Total other comprehensive income (loss)	20	(37)
Comprehensive Income	1,242	378
Less: Comprehensive Income attributable to noncontrolling interest	8	4
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,234	$374
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of
	June 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$391	$497
Trade and other receivables, net of allowances of $8 and $7 at June 30, 2024 and December 31, 2023, respectively	412	405
Inventories	242	248
Prepaid expenses and other assets	790	617
Derivative financial instruments	51	25
Total current assets	1,886	1,792
Property and equipment, net	31,759	30,114
Operating lease right-of-use assets	589	611
Goodwill	809	809
Other assets, net of allowances of $42 and $43 at June 30, 2024 and December 31, 2023, respectively	1,931	1,805
Total assets	$36,974	$35,131
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,332	$1,720
Current portion of operating lease liabilities	64	65
Accounts payable	821	792
Accrued expenses and other liabilities	1,410	1,478
Derivative financial instruments	22	35
Customer deposits	6,245	5,311
Total current liabilities	9,894	9,401
Long-term debt	19,785	19,732
Long-term operating lease liabilities	591	613
Other long-term liabilities	522	486
Total liabilities	30,792	30,232

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 285,863,919 and 284,672,386 shares issued, June 30, 2024 and December 31, 2023, respectively)	3	3
Paid-in capital	7,536	7,474
Retained earnings (accumulated deficit)	1,204	(10)
Accumulated other comprehensive loss	(654)	(674)
Treasury stock (28,468,430 and 28,248,125 common shares at cost, June 30, 2024 and December 31, 2023, respectively)	(2,081)	(2,069)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	6,008	4,724
Noncontrolling Interests	174	175
Total shareholders’ equity	6,182	4,899
Total liabilities and shareholders’ equity	$36,974	$35,131

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Six Months Ended June 30,
	2024	2023
Operating Activities
Net Income	$1,222	$415
Adjustments:
Depreciation and amortization	780	721
Net deferred income tax expense (benefit)	5	(6)
Loss (Gain) on derivative instruments not designated as hedges	40	(12)
Share-based compensation expense	83	66
Equity investment income	(97)	(62)
Amortization of debt issuance costs, discounts and premiums	51	58
Loss on extinguishment of debt	133	44
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(16)	132
Decrease in inventories	6	8
Increase in prepaid expenses and other assets	(196)	(139)
Increase in accounts payable trade	18	30
Decrease in accrued expenses and other liabilities	(47)	(63)
Increase in customer deposits	934	1,508
Other, net	(15)	2
Net cash provided by operating activities	2,901	2,702
Investing Activities
Purchases of property and equipment	(2,382)	(1,048)
Cash received on settlement of derivative financial instruments	12	18
Cash paid on settlement of derivative financial instruments	(92)	(14)
Investments in and loans to unconsolidated affiliates	(20)	—
Cash received on loans from unconsolidated affiliates	9	11
Other, net	(21)	12
Net cash used in investing activities	(2,494)	(1,021)
Financing Activities
Debt proceeds	4,698	1,208
Debt issuance costs	(87)	(53)
Repayments of debt	(4,974)	(4,249)
Premium on repayment of debt	(104)	—
Proceeds from sale of noncontrolling interest	—	209
Other, net	(44)	(4)
Net cash used in financing activities	(511)	(2,889)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net decrease in cash and cash equivalents	(106)	(1,209)
Cash and cash equivalents at beginning of period	497	1,935
Cash and cash equivalents at end of period	$391	$726

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$621	$560
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$34	$18

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2024	$3	$7,496	$350	$(617)	$(2,081)	$174	$5,325
Activity related to employee stock plans	—	40	—	—	—	—	40
Changes related to cash flow derivative hedges	—	—	—	(31)	—	—	(31)
Change in defined benefit plans	—	—	—	(12)	—	—	(12)
Foreign currency translation adjustments	—	—	—	6	—	—	6
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Other activity attributable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	854	—	—	—	854
Balance at June 30, 2024	$3	$7,536	$1,204	$(654)	$(2,081)	$174	$6,182

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3	$7,474	$(10)	$(674)	$(2,069)	175	$4,899
Activity related to employee stock plans	—	62	—	—	—	—	62
Changes related to cash flow derivative hedges	—	—	—	13	—	—	13
Change in defined benefit plans	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	10	—	—	10
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Net Income attributable to noncontrolling interest	—	—	—	—	—	8	8
Other activity attributable to noncontrolling interest	—	—	—	—	—	(9)	(9)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,214	—	—	—	1,214
Balance at June 30, 2024	$3	$7,536	$1,204	$(654)	$(2,081)	$174	$6,182

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2023	$3	$7,351	$(1,755)	$(679)	$(2,069)	$174	$3,025
Activity related to employee stock plans	—	43	—	—	—	—	43
Convertible notes settlement	—	12	—				12
Changes related to cash flow derivative hedges	—	—	—	5	—	—	5
Change in defined benefit plans	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	(3)	—	—	(3)
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	459	—	—	—	459
Balance at June 30, 2023	$3	$7,406	$(1,296)	$(680)	$(2,069)	$178	$3,542

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$3	$7,285	$(1,707)	$(643)	$(2,068)	$—	$2,870
Activity related to employee stock plans	—	64	—	—	—	—	64
Convertible notes settlement	—	12	—	—	—	—	12
Changes related to cash flow derivative hedges	—	—	—	(27)	—	—	(27)
Change in defined benefit plans	—	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(10)	—	—	(10)
Purchase of treasury stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interest	—	45	—	—	—	174	219
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	411	—	—	—	411
Balance at June 30, 2023	$3	$7,406	$(1,296)	$(680)	$(2,069)	$178	$3,542
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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 68 ships as of June 30, 2024. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $266 million and $226 million for the quarters ended June 30, 2024 and 2023, respectively, and $509 million and $430 million for the six months ended June 30, 2024 and 2023, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues by itinerary
North America (1)	$2,575	$2,137	$5,265	$4,330
Asia/Pacific	235	169	741	502
Europe	841	841	863	843
Other regions (2)	278	227	600	442
Total revenues by itinerary	3,929	3,374	7,469	6,117
Other revenues (3)	181	149	369	291
Total revenues	$4,110	$3,523	$7,838	$6,408
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and six months ended June 30, 2024 and 2023, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2024	2023
Passenger ticket revenues:
United States	79%	76%
All other countries (1)	21%	24%

	Six Months Ended June 30,
	2024	2023
Passenger ticket revenues:
United States	76%	76%
All other countries (1)	24%	24%
(1)No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2024 and 2023.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.4 billion and $2.6 billion as of June 30, 2024 and December 31, 2023, respectively.
During the pandemic we provided flexibility to guests with bookings on sailings that were cancelled by allowing guests to receive future cruise credits (“FCCs”). As of June 30, 2024, our customer deposit balance includes approximately $298 million of unredeemed FCCs. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarter and six months ended June 30, 2024. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2024, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2024 and December 31, 2023, our contract assets were $164 million and $167 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $321 million as of June 30, 2024 and $257 million as of December 31, 2023. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings Per Share
Basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$854	$459	$1,214	$411
Add convertible notes interest	19	21	38	4
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	873	480	1,252	415
Weighted-average common shares outstanding	257	256	257	256
Dilutive effect of stock-based awards	1	—	1	—
Dilutive effect of convertible notes	23	26	23	3
Diluted weighted-average shares outstanding	281	282	281	259
Basic earnings per share	$3.32	$1.79	$4.72	$1.61
Diluted earnings per share	$3.11	$1.70	$4.46	$1.60
There were no antidilutive shares from our stock-based awards and convertible notes for the quarters ended June 30, 2024 and 2023. In addition, there were no antidilutive shares for the six months ended June 30, 2024, and approximately 25,459,641 antidilutive shares for the six months ended June 30, 2023.
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
In 2023, we closed on the partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"). This partnership owns, develops, and manages cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. As part of the transaction with iCON we also sold 80% of the entity which owns our terminal at PortMiami. Refer below to equity method investments and controlled subsidiaries for further information on the transaction. In addition, the partnership will pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
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
As of June 30, 2024, the net book value of our investment in TUIC was $716 million, primarily consisting of $642 million in equity and a loan of €63 million, or approximately $68 million based on the exchange rate at June 30, 2024. As of December 31, 2023, the net book value of our investment in TUIC was $657 million, primarily consisting of $566 million in equity and a loan of €71 million, or approximately $79 million based on the exchange rate at December 31, 2023. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
In 2023, we formed a 50%-owned joint venture with the other 40% shareholder of Grand Bahama to operate Floating Docks S. DE RL. (“Floating Docks”). Floating Docks will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $48 million as of June 30, 2024. Our investment in Floating Docks, including loans, is immaterial to our consolidated financial statements as of June 30, 2024.
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
In 2023, as part of the transaction with iCON, we sold our controlling interest in two Italian entities for an immaterial amount of net proceeds and recognized an immaterial gain on the sale. We have determined that the partnership and both Italian entities are VIE's. These entities in Italy represent development projects to own, develop, and manage cruise terminal facilities in key ports of call. We have determined that we are not the primary beneficiary for either of these entities as we do not have the power to direct the activities that most significantly impact the economic performance. Accordingly, we do not consolidate these entities and account for these investments under the equity method of accounting.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Share of equity income from investments	$56	$42	$97	$62

	As of June 30, 2024	As of December 31, 2023
Total notes receivable due from equity investments	$110	$105
Less-current portion (1)	17	19
Long-term portion (2)	$93	$86
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
Other Assets
Credit Losses
We reviewed our receivables for credit losses in connection with the preparation of our financial statements for the quarter ended June 30, 2024. In evaluating our credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance as of June 30, 2024 and 2023 primarily relates to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $42 million and $63 million, respectively, which were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in millions):

	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$49	$83
Credit loss (recovery), net	2	(8)
Write-offs	—	(2)
Balance, end of period	$51	$73

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of June 30, 2024	As of December 31, 2023
Fixed rate debt:
Unsecured senior notes	6.09%	2026 - 2032	$7,899	$7,899
Secured senior notes	8.25%	2029	1,000	1,000
Unsecured term loans	3.26%	2027 - 2036	8,133	6,569
Convertible notes	6.00%	2025	1,150	1,150
Total fixed rate debt			18,182	16,618
Variable rate debt:
Unsecured revolving credit facilities (2)	6.76%	2028	325	899
USD unsecured term loan	6.81%	2024 - 2037	2,574	3,666
Euro unsecured term loan	4.95%	2028	250	443
Total variable rate debt			3,149	5,008
Finance lease liabilities			357	369
Total debt (3)			21,688	21,995
Less: unamortized debt issuance costs			(571)	(543)
Total debt, net of unamortized debt issuance costs			21,117	21,452
Less—current portion			(1,332)	(1,720)
Long-term portion			$19,785	$19,732
(1) Weighted average interest rates are based on outstanding loan balance as of June 30, 2024, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin of 1.33%. Based on applicable Term SOFR rates, as of June 30, 2024, the maximum interest rate under the unsecured credit facilities was 6.77%. We also pay a facility fee of 0.17% of the total commitments under such facility.
(3) At June 30, 2024 and December 31, 2023, the weighted average interest rate for total debt was 5.64% and 6.06%, respectively.
Unsecured revolving credit facilities
As of June 30, 2024 our aggregate revolving credit capacity is $3.7 billion of which $1.86 billion of the commitments are scheduled to mature in October 2026 and $1.86 billion of the commitments are scheduled to mature in October 2028. As of June 30, 2024, we had undrawn capacity of $3.4 billion under our unsecured revolving credit facilities.
Debt financing transactions
In March 2024, we issued $1.25 billion of senior unsecured notes (the "notes") due in 2032 for net proceeds of approximately $1.24 billion. Interest accrues on the notes at a fixed rate of 6.25% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance, together with cash on hand, were used to redeem all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes due 2027. The repayment resulted in a loss on extinguishment of debt of $116 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2024.
Export credit facilities and agency guarantees
In May 2024, we took delivery of Silver Ray. To finance the delivery, we borrowed a total of $507 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.33% per annum.

In June 2024, we took delivery of Utopia of the Seas. To finance the delivery, we borrowed a total of $1.5 billion under the committed financing agreement, resulting in an unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export. The unsecured term loan amortizes semi-annually over 12 years and bears interest primarily at a fixed rate of 3.00% per annum.
During the quarter ended June 30, 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities. These repayments included both scheduled payments and an early repayment of the amortization deferral obtained on our export credit facilities in 2020 and 2021, which resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and six months ended June 30, 2024.
Except for the term loan we incurred to acquire Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2024, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, maintain minimum liquidity, and under certain facilities, to maintain a minimum level of stockholders' equity. As of June 30, 2024, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months. In July 2024, we amended all of our export credit facilities to remove the stockholders' equity covenant, which has eliminated the contractual requirement for us to maintain a minimum level of stockholders' equity.
The following is a schedule of annual maturities on our total debt, including finance leases, as of June 30, 2024 for each of the next five years (in millions):

Year	As of June 30, 2024 (1)
Remainder of 2024	$694
2025	2,453
2026	2,949
2027	2,622
2028	3,545
Thereafter	9,425
$21,688
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2024.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2024 and December 31, 2023. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $167 million as of June 30, 2024 and December 31, 2023. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for Silver Dawn. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of June 30, 2024 and December 31, 2023.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease, which we are reasonably certain to exercise. In November 2023, we executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with Miami-Dade County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $105 million and $104 million as of June 30, 2024 and December 31, 2023, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. The lease includes other purchase options beginning in year three, none of which are reasonably certain of being exercised at this time. The aggregate amount of finance lease liabilities recorded for this ship was $236 million and $246 million as of June 30, 2024 and December 31, 2023, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the Term SOFR rate.
The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Lease costs:
Operating lease costs	Commission, transportation and other	$42	$113
Operating lease costs	Other operating expenses	4	7
Operating lease costs	Marketing, selling and administrative expenses	5	9
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3	7
Interest on lease liabilities	Interest expense, net of interest capitalized	7	14
Total lease costs		$61	$150

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2023	Six Months Ended June 30, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$40	$95
Operating lease costs	Other operating expenses	6	11
Operating lease costs	Marketing, selling and administrative expenses	6	11
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6	12
Interest on lease liabilities	Interest expense, net of interest capitalized	7	15
Total lease costs		$65	$144
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and six months ended June 30, 2024, we had $28 million and $79 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively, compared to $21 million and $59 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss) during the quarter and six months ended June 30, 2023, respectively. These variable lease costs are included within the balances presented above.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of June 30, 2024	As of December 31, 2023
Weighted average of the remaining lease term in years
Operating leases	20.06	19.43
Finance leases	23.99	23.92
Weighted average discount rate
Operating leases	7.53%	7.53%
Finance leases	5.85%	5.83%
Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138	$91
Operating cash flows from finance leases	14	15
Financing cash flows from finance leases	$13	$19
As of June 30, 2024, maturities related to lease liabilities were as follows (in millions):

Year	Operating Leases	Finance Leases
Remainder of 2024	$58	$23
2025	102	45
2026	92	39
2027	73	38
2028	73	37
Thereafter	1,061	685
Total lease payments	1,459	867
Less: Interest	(804)	(510)
Present value of lease liabilities	$655	$357

Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of June 30, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
TUI Cruises (50% joint venture) —
Mein Schiff Relax	Fincantieri	1st Quarter 2025	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			22,650
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.
As of June 30, 2024, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $5.7 billion, of which we had deposited $543 million as of such date. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We have appealed the judgment to the United States Court of Appeals for the 11th Circuit. We believe we have meritorious grounds for and intend to vigorously pursue our appeal. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other expense within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
Note 9. Shareholders' Equity
Dividends
We did not declare any dividends during the six months ended June 30, 2024 and 2023. We were previously restricted under our export credit facilities from paying dividends. During the quarter ended June 30, 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends and share repurchases. Refer to Note 6. Debt for further information on the transaction.
In July 2024, our Board of Directors declared a dividend of $0.40 per share, payable in October 2024.
Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2024 and 2023 (in millions):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2024				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2023
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(666)	$(2)	$(6)	$(674)	$(638)	$(8)	$3	$(643)
Other comprehensive income (loss) before reclassifications	42	(3)	10	49	(42)	—	(10)	(52)
Amounts reclassified from accumulated other comprehensive loss	(29)	—	—	(29)	15	—	—	15
Net current-period other comprehensive income (loss)	13	(3)	10	20	(27)	—	(10)	(37)
Ending balance	$(653)	$(5)	$4	$(654)	$(665)	$(8)	$(7)	$(680)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2024 and 2023 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$12	$10	$25	$20	Interest expense, net of interest capitalized
Foreign currency forward contracts	(6)	(4)	(11)	(9)	Depreciation and amortization expenses
Foreign currency forward contracts	—	(10)	—	(10)	Other (expense) income
Fuel swaps	—	—	—	—	Other (expense) income
Fuel swaps	11	(12)	15	(16)	Fuel
	$17	$(16)	$29	$(15)

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at June 30, 2024					Fair Value Measurements at December 31, 2023
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$391	$391	$391	$—	$—	$497	$497	$497	$—	$—
Total Assets	$391	$391	$391	$—	$—	$497	$497	$497	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,760	$23,647	$—	$23,647	$—	$21,083	$23,700	$—	$23,700	$—
Total Liabilities	$20,760	$23,647	$—	$23,647	$—	$21,083	$23,700	$—	$23,700	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2024 and December 31, 2023.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value as of June 30, 2024 and December 31, 2023.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2024				Fair Value Measurements at December 31, 2023
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$148	$—	$148	$—	$144	$—	$144	$—
Total Assets	$148	$—	$148	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$29	$—	$29	$—	$66	$—	$66	$—
Total Liabilities	$29	$—	$29	$—	$66	$—	$66	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of June 30, 2024 and December 31, 2023.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of June 30, 2024 and December 31, 2023.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2024 or December 31, 2023, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of June 30, 2024 or December 31,2023.
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

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2024				As of December 31, 2023
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$148	$(25)	$—	$123	$144	$(28)	$—	$116
Total	$148	$(25)	$—	$123	$144	$(28)	$—	$116
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(29)	$25	$—	$(4)	$(66)	$28	$—	$(38)
Total	$(29)	$25	$—	$(4)	$(66)	$28	$—	$(38)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2024, we had counterparty credit risk exposure under our derivative instruments of $133 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At June 30, 2024 and December 31, 2023, approximately 90.7% and 83.2%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At June 30, 2024 and December 31, 2023, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2024 (in millions)	Maturity	Debt Floating Rate		All-in Fixed Rate as of June 30, 2024
Celebrity Reflection term loan	$27	October 2024	Term SOFR plus	0.40%	2.88%
Quantum of the Seas term loan	153	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	181	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	277	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	248	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	326	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	163	October 2032	Term SOFR plus	0.96%	2.91%
	$1,375
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2024.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2024 and December 31, 2023 was $1.4 billion and $1.6 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2024, the aggregate cost of our ships on order was $5.7 billion, of which we had deposited $543 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At June 30, 2024 and December 31, 2023, approximately 44.4% and 43.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2024 and 2023 the average notional amount of foreign currency forward contracts was approximately $964 million and $1.3 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2024 and 2023, changes in the fair value of the foreign currency forward contracts resulted in immaterial (losses) gains, which were offset by the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods. These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss). For the six months ended June 30, 2024 and 2023, changes in the fair value of the foreign currency forward contracts resulted in (losses) gains of $(40) million and $12 million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $34 million and $(27) million, respectively. These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2024 and December 31, 2023 was $2.1 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €731 million, or approximately $783 million, as of June 30, 2024. As of December 31, 2023, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €648 million, or approximately $716 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense for each reporting period through the maturity dates of the fuel swaps. For the quarters ended June 30, 2024 and June 30, 2023, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At June 30, 2024, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2026. As of June 30, 2024 and December 31, 2023, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of June 30, 2024	As of December 31, 2023
Designated as hedges:	(metric tons)
2024	524,701	1,054,501
2025	773,700	685,400
2026	430,350	44,200

	Fuel Swap Agreements
	As of June 30, 2024	As of December 31, 2023
Designated hedges as a % of projected fuel purchases:	(% hedged)
2024	61%	61%
2025	45%	39%
2026	24%	3%

As of June 30, 2024, there was $36 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $21 million of estimated unrealized net loss at December 31, 2023. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate-swaps	Derivative financial instruments	$—	1	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	78	75	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	13	20	Derivative financial instruments	19	9
Foreign currency forward contracts	Other assets	1	44	Other long-term liabilities	5	4
Fuel swaps	Derivative financial instruments	38	4	Derivative financial instruments	3	26
Fuel swaps	Other assets	18	—	Other long-term liabilities	2	27
Total derivatives designated as hedging instruments under 815-20		$148	$144		$29	$66
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2024	As of December 31, 2023
Foreign currency debt	Current portion of long-term debt	$63	$65
Foreign currency debt	Long-term debt	721	523
		$784	$588

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Interest rate swaps	$8	$23	$29	$11
Foreign currency forward contracts	(31)	(9)	(102)	13
Fuel swaps	9	(25)	115	(66)
	$(14)	$(11)	$42	$(42)

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Foreign Currency Debt	$6	$(2)	$22	$(11)
	$6	$(2)	$22	$(11)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2024	Quarter Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Foreign currency forward contracts	Other (expense) income	$(5)	$8	$(40)	$12
		$(5)	$8	$(40)	$12

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
As of June 30, 2024, our senior unsecured debt credit rating was BB+ by Standard & Poor's and Ba2 by Moody's. As of June 30, 2024, six of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "considering," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations, but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A therein.
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
•a discussion of our results of operations for the quarter and six months ended June 30, 2024, compared to the same period in 2023; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other (income) expense; (ii) gain on sale of controlling interest; (iii) recovery of losses from one of our equity method investees; (iv) restructuring charges and other initiative expenses, and (v) impairment and credit losses (recoveries). A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Earnings per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd. excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt; (ii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition; (iii) gain on sale of controlling interest; (iv) tax on the sale of PortMiami noncontrolling interest; (v) Silver Whisper deferred tax liability release; (vi) restructuring charges and other initiative expenses; (vii) recovery of losses from one of our equity method investees; and (viii) impairment and credit losses (recoveries). A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd. excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax benefit or expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to EBITDA is provided below under Results of Operations.
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
Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2024 was $854 million and $882 million, compared to Net Income and Adjusted Net Income of $459 million and $492 million, respectively, for the second quarter of 2023.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the six months ended June 30, 2024 was $1,214 million and $1,359 million, compared to Net Income and Adjusted Net Income of $411 million and $433 million, respectively, for the six months ended June 30, 2023
Significant items for the quarter and six months ended June 30, 2024 include:
•Total revenues, increased $587 million and $1,430 million for the quarter and six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in in ticket prices, capacity and onboard spending in 2024, compared to same periods in 2023.
•Total cruise operating expenses, increased $197 million and $462 million for the quarter and six months ended June 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity and occupancy, and additional drydock days in 2024 compared to the same period in 2023.
•In March 2024, we issued $1.25 billion aggregate principal amount of 6.25% senior notes. Upon closing, we redeemed all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes Due 2027.
•During the quarter ended June 30, 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities,
•In May 2024, we took delivery of Silver Nova. Refer to Note 6. Debt to our consolidated financial statements for further information on the financing of the ship.
•In June 2024, we took delivery of Utopia of the Seas. Refer to Note 6. Debt to our consolidated financial statements for further information on the financing of the ship.
•In June 2024, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 7.

For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements.

Operating results for the quarter ended June 30, 2024 compared to the same period in 2023 are shown in the following table (in millions, except per share data):

	Quarter Ended June 30,
	2024		2023
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,887	70.2%	$2,444	69.4%
Onboard and other revenues	1,223	29.8%	1,079	30.6%
Total revenues	4,110	100.0%	3,523	100.0%
Cruise operating expenses:
Commissions, transportation and other	572	13.9%	516	14.6%
Onboard and other	244	5.9%	220	6.2%
Payroll and related	313	7.6%	284	8.1%
Food	225	5.5%	203	5.8%
Fuel	282	6.9%	276	7.8%
Other operating	516	12.6%	456	12.9%
Total cruise operating expenses	2,152	52.4%	1,955	55.5%
Marketing, selling and administrative expenses	466	11.3%	435	12.3%
Depreciation and amortization expenses	393	9.6%	362	10.3%
Operating Income	1,099	26.7%	771	21.9%
Other income (expense):
Interest income	4	0.1%	10	0.3%
Interest expense, net of interest capitalized	(298)	(7.3)%	(355)	(10.1)%
Equity investment income	56	1.4%	42	1.2%
Other expense	(3)	(0.1)%	(5)	(0.1)%
	(241)	(5.9)%	(308)	(8.7)%
Net Income	858	20.9%	463	13.1%
Less: Net Income attributable to noncontrolling interest	4	0.1%	4	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$854	20.8%	$459	13.0%
Diluted Earnings per Share	$3.11		$1.70

	Six Months Ended June 30,
	2024		2023
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$5,429	69.3%	$4,340	67.7%
Onboard and other revenues	2,409	30.7%	2,068	32.3%
Total revenues	7,838	100.0%	6,408	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,070	13.7%	919	14.3%
Onboard and other	437	5.6%	379	5.9%
Payroll and related	631	8.1%	594	9.3%
Food	446	5.7%	402	6.3%
Fuel	586	7.5%	577	9.0%
Other operating	1,039	13.3%	876	13.7%
Total cruise operating expenses	4,209	53.7%	3,747	58.5%
Marketing, selling and administrative expenses	1,001	12.8%	896	14.0%
Depreciation and amortization expenses	780	10.0%	721	11.3%
Operating Income	1,848	23.6%	1,044	16.3%
Other income (expense):
Interest income	9	0.1%	24	0.4%
Interest expense, net of interest capitalized	(721)	(9.2)%	(714)	(11.1)%
Equity investment income	97	1.2%	62	1.0%
Other expense	(11)	(0.1)%	(1)	—%
	(626)	(8.0)%	(629)	(9.8)%
Net Income	1,222	15.6%	415	6.5%
Less: Net Income attributable to noncontrolling interest	8	0.1%	4	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,214	15.5%	$411	6.4%
Diluted Earnings per Share	$4.46		$1.60

Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in millions, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd.	$854	$459	$1,214	$411
Loss on extinguishment of debt	17	30	133	44
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (1)	2	2	3	3
Gain on sale of controlling interest (2)	—	—	—	(3)
PortMiami tax on sale of noncontrolling interest (3)	—	—	—	10
Silver Whisper deferred tax liability release (4)	—	—	—	(26)
Restructuring charges and other initiative expenses	3	5	3	5
Recovery of losses from one of our equity method investees	—	(4)	—	(4)
Impairment and credit losses (recoveries) (5)	6	—	6	(7)
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$882	$492	$1,359	$433

Basic:
Earnings per Share	$3.32	$1.79	$4.72	$1.61
Adjusted Earnings per Share	$3.43	$1.92	$5.29	$1.69

Diluted:
Earnings per Share (6)	$3.11	$1.70	$4.46	$1.60
Adjusted Earnings per Share (6)	$3.21	$1.82	$4.97	$1.69

Weighted-Average Shares Outstanding:
Basic	257	256	257	256
Diluted	281	282	281	259
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
(5)For 2024, represents property and equipment impairment charges related to certain construction in progress assets which we determined would no longer be completed. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(6)Diluted EPS and Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $19 million and $38 million for the quarter and six months ended June 30, 2024, respectively, and $21 million and $4 million for the quarter and six months ended June 30, 2023, respectively. Refer to Note 4. Earnings Per Share to our consolidated financial statements for further information.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Passengers Carried	2,040,242	1,900,810	4,094,624	3,707,079
Passenger Cruise Days	13,230,448	12,297,290	26,380,157	23,772,032
APCD	12,233,196	11,708,837	24,519,026	22,942,326
Occupancy	108.2%	105.0%	107.6%	103.6%

EBITDA and Adjusted EBITDA were calculated as follows (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd.	$854	$459	$1,214	$411
Interest income	(4)	(10)	(9)	(24)
Interest expense, net of interest capitalized	298	355	721	714
Depreciation and amortization expenses	393	362	780	721
Income tax expense (benefit) (1)	17	8	23	(1)
EBITDA	1,558	1,174	2,729	1,821

Other (income) expense (2)	(14)	(3)	(12)	2
Gain on sale of controlling interest (3)	—	—	—	(3)
Recovery of losses from one of our equity method investees	—	(4)	—	(4)
Restructuring charges and other initiative expenses	3	5	3	5
Impairment and credit losses (recoveries) (4)	6	—	6	(7)
Adjusted EBITDA	$1,553	$1,172	$2,726	$1,814
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
(4) For 2024, represents property and equipment impairment charges related to certain construction in progress assets. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$4,110	$3,523	$7,838	$6,408
Less:
Cruise operating expenses	2,152	1,955	4,209	3,747
Depreciation and amortization expenses	393	362	780	721

Gross Margin	1,565	1,206	2,849	1,940
Add:
Payroll and related	313	284	631	594
Food	225	203	446	402
Fuel	282	276	586	577
Other operating	516	456	1,039	876
Depreciation and amortization expenses	393	362	780	721
Adjusted Gross Margin	$3,294	$2,787	$6,331	$5,110

APCD	12,233,196	11,708,837	24,519,026	22,942,326
Gross Margin Yields	$127.94	$103.04	$116.21	$84.51
Net Yields	$269.38	$238.00	$258.23	$222.74

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total cruise operating expenses	$2,152	$1,955	$4,209	$3,747
Marketing, selling and administrative expenses	466	435	1,001	896
Gross Cruise Costs	2,618	2,390	5,210	4,643
Less:
Commissions, transportation and other	572	516	1,070	919
Onboard and other	244	220	437	379
Net Cruise Costs Including Other Costs	1,802	1,654	3,703	3,345
Less:
Gain on sale of controlling interest (1)	—	—	—	(3)
Impairment and credit loss (recoveries) (2)	6	—	6	(7)
Restructuring charges and other initiative expenses (3)	3	5	3	5
Net Cruise Costs	1,793	1,649	3,694	3,350
Less:
Fuel	282	276	586	577
Net Cruise Costs Excluding Fuel	$1,511	$1,373	$3,108	$2,773

APCD	12,233,196	11,708,837	24,519,026	22,942,326
Gross Cruise Costs per APCD	$214.06	$204.10	$212.50	$202.40
Net Cruise Costs per APCD	$146.70	$140.76	$150.69	$146.04
Net Cruise Costs Excluding Fuel per APCD	$123.65	$117.19	$126.78	$120.87
(1)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2) For 2024, represents property and equipment impairment charges related to certain construction in progress assets. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(3) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023
In this section, references to 2024 refer to the quarter ended June 30, 2024 and references to 2023 refer to the quarter ended June 30, 2023.
Revenues
Total revenues for 2024 increased $587 million to $4.1 billion from $3.5 billion in 2023.
Passenger ticket revenues comprised 70.2% of our 2024 total revenues. Passenger ticket revenues for 2024 increased by $443 million, or 18.1% to $2.9 billion from $2.4 billion in 2023. The increase was primarily due to:
•a $334 million increase driven by increases in our occupancy of 3.2% and ticket prices on a per passenger basis on existing hardware as well as the benefit of new hardware, compared to the same period in 2023; and
•a 4.5% increase in capacity which increased Passenger ticket revenues by $109 million, due to the additions of Icon of the Seas, Celebrity Ascent, and Silver Nova compared to the same period in 2023.
The remaining 30% of 2024 total revenues was comprised of Onboard and other revenues, which increased $144 million, or 13.3% to $1.2 billion in 2024 from $1.1 billion in 2023. The increase was primarily due to:
•$84 million driven by improved pricing and an increase in load factors of 3.2% in 2024 compared to the same period in 2023; and
•$48 million driven by increase capacity noted above due to the addition of new hardware.
Cruise Operating Expenses
Total Cruise operating expenses for 2024 increased $197 million to $2.2 billion from $2.0 billion in 2023. The increase was primarily due to:
•the 4.5% increase in capacity noted above increased cruise operating expenses by $88 million; and
•$97 million of the increase is driven by various factors including higher drydock and maintenance related expenses; an increase in Commissions, transportation and other expenses due to the increase in load factors of 3.2% in 2024 compared to the same period in 2023.
Other Income (Expense)
Interest expense, net of interest capitalized for 2024 decreased $57 million, or (16.1)%, to $298 million from $355 million in 2023. The decrease was primarily due to lower interest expense of $88 million in 2024 resulting from the redemption of our 11.50% Secured Notes during 2023 and the redemption of our 11.625% Senior Notes in March 2024. The decrease was partially offset by an increase of $43 million primarily related to the debt of our new ship deliveries between June and December 2023, as well as deliveries through June 2024.
Other Comprehensive Income (Loss)
Other comprehensive loss was $(37) million in 2024 compared to Other comprehensive loss of $(1) million for the same period in 2023. The increase of $(36) million was primarily due to a Loss on cash flow derivative hedges in 2024 of $31 million compared to a Gain on cash flow derivative hedges in 2023 of $5 million, mostly as a result of an increase in fair value of our foreign currency forwards in 2024 compared to 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
In this section, references to 2024 refer to the six months ended June 30, 2024 and references to 2023 refer to the six months ended June 30, 2023.
Revenues
Total revenues for 2024 increased $1.4 billion to $7.8 billion from $6.4 billion in 2023.
Passenger ticket revenues comprised 69% of our 2024 total revenues. Passenger ticket revenues for 2024 increased by $1.1 billion, or 25% to $5.4 billion from $4.3 billion in 2023. The increase was primarily due to:
•a $790 million increase driven by increases in our occupancy of 4.0% and ticket prices on a per passenger basis on existing hardware as well as the benefit of new hardware, compared to the same period in 2023; and
•a 6.9% increase in capacity which increased Passenger ticket revenues by $298 million, primarily due to the additions of Icon of the Seas, Celebrity Ascent, and Silver Nova compared to the same period in 2023.
The remaining 31% of 2024 total revenues was comprised of Onboard and other revenues, which increased $341 million, or 16.5% to $2.4 billion in 2024 from $2.1 billion in 2023. The increase was primarily due to:
•a $142 million increase driven by a 6.9% increase in capacity due to the additions of new hardware noted above in 2024 compared to the same period in 2023; and
•$141 million increase driven by improved pricing and an increase in load factors of 4.0% in 2024 compared to the same period in 2023.
Cruise Operating Expenses
Total Cruise operating expenses for 2024 increased $0.5 billion to $4.2 billion from $3.7 billion in 2023. The increase was primarily due to:
•the 6.9% increase in capacity noted above increased cruise operating expenses by $258 million; and
•$213 million of the increase is driven by various factors including an increase ticket prices noted above; higher drydock and maintenance related expenses; and an increase in Commissions, and head taxes expenses due to the increase in load factors of 4.0% in 2024 compared to the same period in 2023.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2024 increased $105 million, or 11.7%, to $1 billion from $896 million in 2023. The increase was primarily due to an increase in payroll and benefits expense driven by an increase in headcount and higher stock price related to our performance share awards in 2024 compared to the same period in 2023, and higher spending on advertisement and media promotions.
Other Comprehensive Income (Loss)
Other comprehensive income was $20 million in 2024 compared to Other comprehensive loss of $(37) million for the same period in 2023. The increase of $57 million, or 154.1% was primarily due to a Gain on cash flow derivative hedges in 2024 of $13 million compared to a Loss on cash flow derivative hedges in 2023 of $(27) million, mostly as a result of a significant increase in fair value of our fuel swaps in 2024 compared to 2023.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $2.9 billion and $2.7 billion for the six months ended June 30, 2024, and 2023, respectively. Cash flows from operating activities increased $0.2 billion primarily driven by an increase in operating income of $0.8 billion during 2024, offset by a decrease in the change in customer deposits of $(0.6) billion in 2024 compared to the same period in 2023.
Net cash used in investing activities was $2.5 billion for the six months ended June 30, 2024, compared to $1.0 billion for the same period in 2023. Cash flows used in investing activities were primarily attributable by an increase in capital expenditures of $1.3 billion during 2024, compared to the same period in 2023 due to the delivery of Utopia of the Seas and Silver Ray in 2024, compared to the delivery of Silver Nova during the same period in 2023.
Net cash used in financing activities was $0.5 billion for the six months ended June 30, 2024, compared to $2.9 billion for the same period in 2023. The change of $2.4 billion was primarily attributable to repayments of debt of $5.0 billion, offset by debt proceeds of $4.7 billion in 2024 compared to repayments of debt of $4.2 billion, offset by debt proceeds of $1.2 billion in 2023. Additionally, during 2023, we received proceeds of $209 million for the sale of noncontrolling interest of PortMiami, which did not recur in 2024.
Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of June 30, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean International —
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
TUI Cruises (50% joint venture) —
Mein Schiff Relax	Fincantieri	1st Quarter 2025	4,100
Unnamed	Fincantieri	2nd Quarter 2026	4,100
Total Berths			22,650
In addition, in February 2024, we entered into an agreement with Chantiers de l’Atlantique to build an additional Oasis class ship, for delivery in 2028, which is contingent upon completion of certain conditions precedent including financing.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2024, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $5.7 billion, of which we had deposited $543 million. Approximately 44.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2024. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of June 30, 2024, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.5 billion for 2024. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of June 30, 2024, our material cash requirements were as follows (in millions):

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Operating Activities:
Interest on debt(1)	$557	$1,070	$952	$811	$629	$1,549	$5,568
Other(2)	63	132	148	153	139	1,013	1,648
Investing Activities:
Ship purchase obligations(3)	144	2,145	1,264	—	—	—	3,553
Total	$764	$3,347	$2,364	$964	$768	$2,562	$10,769
(1)  Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at June 30, 2024. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2024.
(2) Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)    Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $3.0 billion in final contractual installments, which have committed financing with sovereign guarantees covering approximately 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of June 30, 2024, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2024, we had $3.9 billion of committed financing for our ships on order. As of June 30, 2024, our obligations due through June 30, 2025 primarily consisted of $1.3 billion related to debt maturities, $1.1 billion related to interest on debt and $0.2 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of June 30, 2024, we had liquidity of $3.8 billion, including cash and cash equivalents of $0.4 billion, and $3.4 billion of undrawn revolving credit facility capacity.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and maintain a minimum liquidity, and under certain facilities, to maintain a minimum level of stockholders' equity. Our minimum stockholders' equity and maximum net debt-to-capital calculations exclude the impact of Accumulated other comprehensive loss on Total shareholders’ equity. As of June 30, 2024, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months. In July 2024, we amended all of our export credit facilities to remove the stockholders' equity covenant, which has eliminated the contractual requirement for us to maintain a minimum level of stockholders' equity.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. In July 2024, our Board of Directors declared a dividend of $0.40 per share, payable in October 2024.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There were no repurchases of common stock during the quarter ended June 30, 2024.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On May 30, 2024, Laura Hodges Bethge, the President of Celebrity Cruises, entered into a 10b5-1 trading arrangement that provides for the sale of up to 3,073 shares of the Company’s common stock, subject to certain conditions. The arrangement's expiration date is January 31, 2025. The foregoing trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

10.1
Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of May 31, 2024, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.2
Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.3
Amendment No. 9 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.4
Amendment No. 10 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.

10.5
Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of May 31, 2024, between the Company, Citibank Europe PLC, UK Branch as facility agent, Citibank N.A., London Branch, as global coordinator, and SMBC Bank International PLC as ECA agent.

10.6
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. M34, dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent.

10.7
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. N34, dated as of May 31, 2024, between the Company, Advantedge Limited, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, and HSBC Continental Europe.

10.8
Amendment No. 8 in connection with the Credit Agreement in respect of “Icon 1” – Hull 1400, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.

10.9
Amendment No. 7 in connection with the Credit Agreement in respect of “Icon 2” - Hull 1401, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, and the banks and financial institutions listed therein as mandated lead arrangers and lenders.

10.10
Amendment No. 6 in connection with the Credit Agreement in respect of “Icon 3” – Hull 1402, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, and the banks and financial institutions listed therein as lenders.

10.11
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, and HSBC Continental Europe.

10.12
Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, and the banks and financial institutions listed therein as upsize lenders.

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2024, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for quarter and six months ended June 30, 2024 and 2023;

(ii)    the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
July 25, 2024	(Principal Financial Officer and duly authorized signatory)