Form 10-Q
period 2024-09-30
ROYAL CARIBBEAN CRUISES LTD
filed 2024-10-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 268,875,240 shares of common stock outstanding as of October 25, 2024.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Quarter Ended September 30,
	2024	2023
Passenger ticket revenues	$3,471	$2,941
Onboard and other revenues	1,415	1,219
Total revenues	4,886	4,160
Cruise operating expenses:
Commissions, transportation and other	688	632
Onboard and other	289	261
Payroll and related	328	294
Food	251	212
Fuel	290	272
Other operating	545	466
Total cruise operating expenses	2,391	2,137
Marketing, selling and administrative expenses	451	393
Depreciation and amortization expenses	410	365
Operating Income	1,634	1,265
Other income (expense):
Interest income	4	7
Interest expense, net of interest capitalized	(603)	(340)
Equity investment income	106	87
Other expense	(26)	(8)
	(519)	(254)
Net Income	1,115	1,011
Less: Net Income attributable to noncontrolling interest	4	2
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,111	$1,009
Earnings per Share:
Basic	$4.22	$3.94
Diluted	$4.21	$3.65
Weighted-Average Shares Outstanding:
Basic	263	256
Diluted	264	282
Comprehensive Income (Loss)
Net Income	$1,115	$1,011
Other comprehensive income (loss):
Foreign currency translation adjustments	(10)	11
Change in defined benefit plans	6	5
(Loss) gain on cash flow derivative hedges	(95)	20
Total other comprehensive (loss) income	(99)	36
Comprehensive Income	1,016	1,047
Less: Comprehensive Income attributable to noncontrolling interest	4	2
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,012	$1,045

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Nine Months Ended September 30,
	2024	2023
Passenger ticket revenues	$8,900	$7,282
Onboard and other revenues	3,824	3,287
Total revenues	12,724	10,569
Cruise operating expenses:
Commissions, transportation and other	1,758	1,551
Onboard and other	726	640
Payroll and related	959	888
Food	697	614
Fuel	876	850
Other operating	1,584	1,342
Total cruise operating expenses	6,600	5,885
Marketing, selling and administrative expenses	1,452	1,289
Depreciation and amortization expenses	1,190	1,087
Operating Income	3,482	2,308
Other income (expense):
Interest income	13	32
Interest expense, net of interest capitalized	(1,324)	(1,055)
Equity investment income	203	149
Other expense	(37)	(9)
	(1,145)	(883)
Net Income	2,337	1,425
Less: Net Income attributable to noncontrolling interest	12	5
Net Income attributable to Royal Caribbean Cruises Ltd.	$2,325	$1,420
Earnings per Share:
Basic	$8.98	$5.55
Diluted	$8.91	$5.24
Weighted-Average Shares Outstanding:
Basic	259	256
Diluted	280	284
Comprehensive Income (Loss)
Net Income	$2,337	$1,425
Other comprehensive income (loss):
Foreign currency translation adjustments	—	2
Change in defined benefit plans	3	4
Loss on cash flow derivative hedges	(82)	(7)
Total other comprehensive loss	(79)	(1)
Comprehensive Income	2,258	1,424
Less: Comprehensive Income attributable to noncontrolling interest	12	5
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$2,246	$1,419
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of
	September 30,	December 31,
	2024	2023
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$418	$497
Trade and other receivables, net of allowances of $8 and $7 at September 30, 2024 and December 31, 2023, respectively	441	405
Inventories	265	248
Prepaid expenses and other assets	667	617
Derivative financial instruments	40	25
Total current assets	1,831	1,792
Property and equipment, net	31,706	30,114
Operating lease right-of-use assets	649	611
Goodwill	809	809
Other assets, net of allowances of $42 and $43 at September 30, 2024 and December 31, 2023, respectively	2,072	1,805
Total assets	$37,067	$35,131
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,868	$1,720
Current portion of operating lease liabilities	68	65
Accounts payable	851	792
Accrued expenses and other liabilities	1,476	1,478
Derivative financial instruments	44	35
Customer deposits	5,324	5,311
Total current liabilities	9,631	9,401
Long-term debt	18,972	19,732
Long-term operating lease liabilities	648	613
Other long-term liabilities	592	486
Total liabilities	29,843	30,232

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 297,343,264 and 284,672,386 shares issued, September 30, 2024 and December 31, 2023, respectively)	3	3
Paid-in capital	7,669	7,474
Retained earnings (accumulated deficit)	2,207	(10)
Accumulated other comprehensive loss	(753)	(674)
Treasury stock (28,468,430 and 28,248,125 common shares at cost, September 30, 2024 and December 31, 2023, respectively)	(2,081)	(2,069)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	7,045	4,724
Noncontrolling Interests	179	175
Total shareholders’ equity	7,224	4,899
Total liabilities and shareholders’ equity	$37,067	$35,131

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net Income	$2,337	$1,425
Adjustments:
Depreciation and amortization	1,190	1,087
Net deferred income tax expense (benefit)	15	(3)
Loss on derivative instruments not designated as hedges	8	31
Share-based compensation expense	109	79
Equity investment income	(203)	(149)
Amortization of debt issuance costs, discounts and premiums	76	84
Loss on extinguishment of debt and inducement expense	456	81
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables, net	(13)	131
Increase in inventories, net	(17)	(18)
Increase in prepaid expenses and other assets	(110)	(44)
Increase in accounts payable trade	53	62
Decrease in accrued expenses and other liabilities	(142)	(245)
Increase in customer deposits	13	864
Other, net	26	(24)
Net cash provided by operating activities	3,798	3,361
Investing Activities
Purchases of property and equipment	(2,716)	(1,329)
Cash received on settlement of derivative financial instruments	14	23
Cash paid on settlement of derivative financial instruments	(61)	(66)
Investments in and loans to unconsolidated affiliates	(47)	(22)
Cash received on loans from unconsolidated affiliates	13	36
Other, net	(8)	9
Net cash used in investing activities	(2,805)	(1,349)
Financing Activities
Debt proceeds	9,358	1,808
Debt issuance costs	(120)	(56)
Repayments of debt	(9,969)	(5,255)
Premium on repayment of debt	(290)	(51)
Proceeds from sale of noncontrolling interest	—	209
Other, net	(49)	(1)
Net cash used in financing activities	(1,070)	(3,346)
Effect of exchange rate changes on cash and cash equivalents	(2)	(1)
Net decrease in cash and cash equivalents	(79)	(1,335)
Cash and cash equivalents at beginning of period	497	1,935
Cash and cash equivalents at end of period	$418	$600

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Nine Months Ended September 30,
	2024	2023
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$998	$1,064
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$52	$24
Non-cash Financing Activity
Non-cash inducement on convertible notes exchange	$104	$—

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at July 1, 2024	$3	$7,536	$1,204	$(654)	$(2,081)	$174	$6,182
Activity related to employee stock plans	—	29	—	—	—	—	29
Common stock dividends, $0.40 per share	—	—	(108)	—	—	—	(108)
Convertible notes settlement	—	104	—	—	—	—	104
Changes related to cash flow derivative hedges	—	—	—	(95)	—	—	(95)
Change in defined benefit plans	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	(10)	—	—	(10)
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Other activity attributable to noncontrolling interest	—	—	—	—	—	1	1
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,111	—	—	—	1,111
Balance at September 30, 2024	$3	$7,669	$2,207	$(753)	$(2,081)	$179	$7,224

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
Activity related to employee stock plans	—	91	—	—	—	—	91
Common stock dividends, $0.40 per share	—	—	(108)	—	—	—	(108)
Convertible notes settlement	—	104	—	—	—	—	104
Changes related to cash flow derivative hedges	—	—	—	(82)	—	—	(82)
Change in defined benefit plans	—	—	—	3	—	—	3
Purchase of treasury stock	—	—	—	—	(12)	—	(12)
Net Income attributable to noncontrolling interest	—	—	—	—	—	12	12
Other activity attributable to noncontrolling interest	—	—	—	—	—	(8)	(8)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	2,325	—	—	—	2,325
Balance at September 30, 2024	$3	$7,669	$2,207	$(753)	$(2,081)	$179	$7,224

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at July 1, 2023	$3	$7,407	$(1,296)	$(680)	$(2,069)	$177	$3,542
Activity related to employee stock plans	—	14	—	—	—	—	14
Changes related to cash flow derivative hedges	—	—	—	20	—	—	20
Change in defined benefit plans	—	—	—	5	—	—	5
Foreign currency translation adjustments	—	—	—	11	—	—	11
Sale of noncontrolling interest	—	1	—	—	—	—	1
Noncontrolling interest	—	—	—	—	—	2	2
Dividends from noncontrolling interest	—	—	—	—	—	(5)	(5)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,009	—	—	—	1,009
Balance at September 30, 2023	$3	$7,422	$(287)	$(644)	$(2,069)	$174	$4,599

	Common Stock	Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2023	$3	$7,285	$(1,707)	$(643)	$(2,068)	$—	$2,870
Activity related to employee stock plans	—	79	—	—	—	—	79
Convertible notes settlement	—	12	—	—	—	—	12
Changes related to cash flow derivative hedges	—	—	—	(7)	—	—	(7)
Change in defined benefit plans	—	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	2	—	—	2
Purchase of treasury stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interest	—	46	—	—	—	174	220
Noncontrolling interest	—	—	—	—	—	6	6
Dividends from noncontrolling interest	—	—	—	—	—	(6)	(6)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,420	—	—	—	1,420
Balance at September 30, 2023	$3	$7,422	$(287)	$(644)	$(2,069)	$174	$4,599
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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean International, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 68 ships as of September 30, 2024. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. We are currently evaluating the impact of these amendments on our disclosures, but this standard update will not impact our financial condition and results of operations.
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
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We receive payment before we satisfy this performance obligation and recognize revenue over the duration of each cruise, which generally ranges from three to 14 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our cruise operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $313 million and $252 million for the quarters ended September 30, 2024 and 2023, respectively, and $822 million and $682 million for the nine months ended September 30, 2024 and 2023, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues by itinerary
North America (1)	$2,862	$2,275	$8,126	$6,621
Asia/Pacific	156	118	897	590
Europe	1,435	1,375	2,298	2,272
Other regions (2)	184	182	784	581
Total revenues by itinerary	4,637	3,950	12,105	10,064
Other revenues (3)	249	210	619	505
Total revenues	$4,886	$4,160	$12,724	$10,569
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and nine months ended September 30, 2024 and 2023, our guests were sourced from the following areas:

	Quarter Ended September 30,
	2024	2023
Passenger ticket revenues:
United States	74%	72%
United Kingdom	8%	10%
All other countries (1)	18%	18%

	Nine Months Ended September 30,
	2024	2023
Passenger ticket revenues:
United States	75%	74%
All other countries (1)	25%	26%
(1)No other individual country's revenue exceeded 10% for the quarters and nine months ended September 30, 2024 and 2023.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.6 billion as of September 30, 2024 and December 31, 2023, respectively.
During the pandemic we provided flexibility to guests with bookings on sailings that were cancelled by allowing guests to receive future cruise credits (“FCCs”). As of September 30, 2024, our customer deposit balance includes approximately

$253 million of unredeemed FCCs. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarter and nine months ended September 30, 2024. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of September 30, 2024, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of September 30, 2024 and December 31, 2023, our contract assets were $162 million and $167 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $263 million as of September 30, 2024 and $257 million as of December 31, 2023. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings Per Share
Basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$1,111	$1,009	$2,325	$1,420
Add convertible notes interest and inducement expense	—	20	169	68
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	1,111	1,029	2,494	1,488
Weighted-average common shares outstanding	263	256	259	256
Dilutive effect of stock-based awards	1	1	1	1
Dilutive effect of convertible notes	—	25	20	27
Diluted weighted-average shares outstanding	264	282	280	284
Basic earnings per share	$4.22	$3.94	$8.98	$5.55
Diluted earnings per share	$4.21	$3.65	$8.91	$5.24
There were no antidilutive shares for the quarter ended September 30, 2023, and nine months ended September 30, 2024 and 2023, compared to 14,706,077 antidilutive shares from our convertible notes for the quarter ended September 30, 2024.

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
As of September 30, 2024, the net book value of our investment in TUIC was $820 million, primarily consisting of $744 million in equity and a loan of €59 million, or approximately $66 million based on the exchange rate at September 30, 2024. As of December 31, 2023, the net book value of our investment in TUIC was $657 million, primarily consisting of $566 million in equity and a loan of €71 million, or approximately $79 million based on the exchange rate at December 31, 2023. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
In 2023, we formed a 50%-owned joint venture with the other 40% shareholder of Grand Bahama to operate Floating Docks S. DE RL. (“Floating Docks”). Floating Docks will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $41 million as of September 30, 2024. Our investment in Floating Docks, including loans, is immaterial to our consolidated financial statements as of September 30, 2024.
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
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Share of equity income from investments	$106	$87	$203	$149

	As of September 30, 2024	As of December 31, 2023
Total notes receivable due from equity investments	$133	$105
Less-current portion (1)	18	19
Long-term portion (2)	$115	$86
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
Other Assets
Credit Losses
In evaluating our credit loss allowance, management considered factors such as historical loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, peer group information and prevailing economic conditions. Our credit loss allowance as of September 30, 2024 and 2023 primarily relates to credit losses recognized on notes receivable for the previous sale of certain property and equipment of $42 million and $63 million, respectively, which were originated in 2015 and 2020.
The following table summarizes our credit loss allowance related to receivables (in millions):

	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$49	$83
Credit loss (recovery), net	1	(10)
Write-offs	—	(3)
Balance, end of period	$50	$70

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of September 30, 2024	As of December 31, 2023
Fixed rate debt:
Unsecured senior notes	5.59%	2026 - 2033	$9,699	$7,899
Secured senior notes	—%	2029	—	1,000
Unsecured term loans	3.25%	2027 - 2036	8,024	6,569
Convertible notes	6.00%	2025	323	1,150
Total fixed rate debt			18,046	16,618
Variable rate debt:
Unsecured revolving credit facilities (2)	6.48%	2026 - 2028	210	899
USD unsecured term loan	6.52%	2024 - 2037	2,522	3,666
Euro unsecured term loan	4.95%	2028	261	443
Total variable rate debt			2,993	5,008
Finance lease liabilities			350	369
Total debt (3)			21,389	21,995
Less: unamortized debt issuance costs			(549)	(543)
Total debt, net of unamortized debt issuance costs			20,840	21,452
Less—current portion			(1,868)	(1,720)
Long-term portion			$18,972	$19,732
(1) Weighted average interest rates are based on outstanding loan balance as of September 30, 2024, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin of 1.33%. Based on applicable Term SOFR rates, as of September 30, 2024, the interest rate under the unsecured credit facilities was 6.28%. We also pay a facility fee of 0.17% of the total commitments under such facility.
(3) At September 30, 2024 and December 31, 2023, the weighted average interest rate for total debt was 5.27% and 6.06%, respectively.
Unsecured revolving credit facilities
As of September 30, 2024 our aggregate revolving credit capacity is $3.7 billion of which $1.86 billion of the commitments are scheduled to mature in October 2026 and $1.86 billion of the commitments are scheduled to mature in October 2028. As of September 30, 2024, we had undrawn capacity of $3.5 billion under our unsecured revolving credit facilities.
Debt financing transactions
In March 2024, we issued $1.25 billion of senior unsecured notes due in 2032 for net proceeds of approximately $1.24 billion. Interest accrues on the notes at a fixed rate of 6.25% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance, together with cash on hand, were used to redeem all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes due 2027. The repayment resulted in a loss on extinguishment of debt of $116 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2024.
In August 2024, we issued $2.0 billion of senior unsecured notes due in 2033 for net proceeds of approximately $1.98 billion. Interest accrues on the notes at a fixed rate of 6.00% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance were used to redeem all of our outstanding $1.0 billion aggregate principal of 9.25% Senior Notes due 2029 and all of our outstanding $1.0 billion aggregate principal amount of 8.25% Senior secured notes due 2029. The repayment resulted in a loss on extinguishment of debt of $142 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2024.
In August 2024, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes due 2025. The holders exchanged approximately $827 million in aggregate principal amount for approximately 11.4 million shares of common stock and $827 million in cash, including accrued and unpaid interest. The convertible notes exchange resulted in an induced conversion expense of $119 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2024.
In September 2024, we issued $1.5 billion of senior unsecured notes due in 2031 for net proceeds of approximately $1.49 billion in order to repay indebtedness. Interest accrues on the notes at a fixed rate 5.63% per annum and is a payable semi-annually in arrears. Concurrently, we redeemed all of our outstanding $700 million aggregate principal amount of our 7.25% Senior Notes due 2030. The repayment resulted in a loss on extinguishment of debt of $61 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter and nine months ended September 30, 2024.
Export credit facilities and agency guarantees
In May 2024, we took delivery of Silver Ray. To finance the delivery, we borrowed $507 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.33% per annum.
In June 2024, we took delivery of Utopia of the Seas. To finance the delivery, we borrowed a total of $1.5 billion under the committed financing agreement, resulting in an unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export. The unsecured term loan amortizes semi-annually over 12 years and bears interest primarily at a fixed rate of 3.00% per annum.
During the second quarter of 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities. These repayments included both scheduled payments and an early repayment of the amortization deferral obtained on our export credit facilities in 2020 and 2021, which resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the nine months ended September 30, 2024.
Except for the term loan we incurred to acquire Silver Moon, all of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of September 30, 2024, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain minimum liquidity. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of September 30, 2024, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
The following is a schedule of annual maturities on our total debt, including finance leases, as of September 30, 2024 for each of the next five years (in millions):

Year	As of September 30, 2024 (1)
Remainder of 2024	$717
2025	1,613
2026	2,937
2027	2,609
2028	3,414
Thereafter	10,099
$21,389
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2024.

Note 7. Leases
Operating Leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of September 30, 2024 and December 31, 2023. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $167 million as of September 30, 2024 and December 31, 2023. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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
Finance Leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters and our lease for Silver Dawn. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of September 30, 2024 and December 31, 2023.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease, which we are reasonably certain to exercise. In November 2023, we executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with Miami-Dade County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $106 million and $104 million as of September 30, 2024 and December 31, 2023, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.

Silversea Cruises operates Silver Dawn under a sale-leaseback agreement with a bargain purchase option at the end of the 15-year lease term. Due to the bargain purchase option at the end of the lease term in 2036, whereby Silversea Cruises is reasonably certain of obtaining ownership of the ship, Silver Dawn is accounted for as a finance lease. On September 26, 2024, we submitted an irrevocable notice to execute the bargain purchase option and pay in full all of the outstanding aggregate principal amount of the Silver Dawn finance lease for approximately $232 million, which is scheduled for November 25, 2024.
The aggregate amount of finance lease liabilities recorded for this ship was $232 million and $246 million as of September 30, 2024 and December 31, 2023, respectively. The lease payments on the Silver Dawn are subject to adjustments based on the Term SOFR rate.
The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2024	Nine Months Ended September 30, 2024
Lease costs:
Operating lease costs	Commission, transportation and other	$38	$151
Operating lease costs	Other operating expenses	4	11
Operating lease costs	Marketing, selling and administrative expenses	5	14
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3	10
Interest on lease liabilities	Interest expense, net of interest capitalized	7	22
Total lease costs		$57	$208

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$33	$128
Operating lease costs	Other operating expenses	6	17
Operating lease costs	Marketing, selling and administrative expenses	5	16
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	6	17
Interest on lease liabilities	Interest expense, net of interest capitalized	8	22
Total lease costs		$58	$200
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and nine months ended September 30, 2024, we had $13 million and $92 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively, compared to $13 million and $72 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss) during the quarter and nine months ended September 30, 2023, respectively. These variable lease costs are included within the balances presented above.

The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of September 30, 2024	As of December 31, 2023
Weighted average of the remaining lease term in years
Operating leases	18.65	19.43
Finance leases	24.04	23.92
Weighted average discount rate
Operating leases	7.28%	7.53%
Finance leases	5.86%	5.83%
Supplemental cash flow information related to leases is as follows (in millions):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$178	$131
Operating cash flows from finance leases	$22	$22
Financing cash flows from finance leases	$19	$25
As of September 30, 2024, maturities related to lease liabilities were as follows (in millions):

Year	Operating Leases	Finance Leases
Remainder of 2024	$31	$239
2025	113	15
2026	107	10
2027	104	9
2028	100	9
Thereafter	1,062	495
Total lease payments	1,517	777
Less: Interest	(801)	(427)
Present value of lease liabilities	$716	$350
Note 8. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of September 30, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

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
In addition, during 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l' Atlantique to build a fourth Icon class ship and a seventh Oasis class ship for delivery 2027 and 2028, respectively. Both agreements are contingent upon completion of certain conditions precedent including financing.
As of September 30, 2024, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $5.9 billion, of which we had deposited $619 million as of such date. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
Litigation
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal that was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion that overturned the lower court’s judgment. The plaintiff has the right to petition for a rehearing by the full 11th Circuit or to appeal to the United States Supreme Court. During the fourth quarter of 2022, we recorded a charge of approximately $130.0 million to Other expense within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
In September 2024, we entered into agreements to acquire the Port of Costa Maya and adjacent land in Mahahual, Mexico for approximately $292 million. The transaction is expected to close in the first half of 2025, subject to regulatory approval and customary closing conditions.

Note 9. Shareholders' Equity
Dividends
During the quarter ended September 30, 2024, we declared a cash dividend on our common stock of $0.40 per share, which was paid on October 11, 2024. We did not declare any dividends during the nine months ended September 30, 2023. We were previously restricted under our export credit facilities from paying dividends. During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends and share repurchases. Refer to Note 6. Debt for further information on the transaction.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2024 and 2023 (in millions):

	Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2024				Accumulated Other Comprehensive Loss for the Nine Months Ended September 30, 2023
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(666)	$(2)	$(6)	$(674)	$(638)	$(8)	$3	$(643)
Other comprehensive income (loss) before reclassifications	(46)	3	—	(43)	6	4	2	12
Amounts reclassified from accumulated other comprehensive loss	(36)	—	—	(36)	(13)	—	—	(13)
Net current-period other comprehensive income (loss)	(82)	3	—	(79)	(7)	4	2	(1)
Ending balance	$(748)	$1	$(6)	$(753)	$(645)	$(4)	$5	$(644)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and nine months ended September 30, 2024 and 2023 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$11	$15	$36	$35	Interest expense, net of interest capitalized
Foreign currency forward contracts	(6)	(4)	(17)	(13)	Depreciation and amortization expenses
Foreign currency forward contracts	—	—	—	(10)	Other (expense) income
Fuel swaps	3	16	17	1	Fuel
	$8	$27	$36	$13

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at September 30, 2024					Fair Value Measurements at December 31, 2023
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$418	$418	$418	$—	$—	$497	$497	$497	$—	$—
Total Assets	$418	$418	$418	$—	$—	$497	$497	$497	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$20,490	$21,968	$—	$21,968	$—	$21,083	$23,700	$—	$23,700	$—
Total Liabilities	$20,490	$21,968	$—	$21,968	$—	$21,083	$23,700	$—	$23,700	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of September 30, 2024 and December 31, 2023.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, accrued interest and accrued expenses approximate fair value as of September 30, 2024 and December 31, 2023.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at September 30, 2024				Fair Value Measurements at December 31, 2023
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$112	$—	$112	$—	$144	$—	$144	$—
Total Assets	$112	$—	$112	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$88	$—	$88	$—	$66	$—	$66	$—
Total Liabilities	$88	$—	$88	$—	$66	$—	$66	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of September 30, 2024 and December 31, 2023.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of September 30, 2024 and December 31, 2023.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.

The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of September 30, 2024 or December 31, 2023, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of September 30, 2024 or December 31, 2023.
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

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of September 30, 2024				As of December 31, 2023
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$112	$(34)	$—	$78	$144	$(28)	$—	$116
Total	$112	$(34)	$—	$78	$144	$(28)	$—	$116
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(88)	$34	$—	$(54)	$(66)	$28	$—	$(38)
Total	$(88)	$34	$—	$(54)	$(66)	$28	$—	$(38)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of September 30, 2024, we had counterparty credit risk exposure under our derivative instruments of $95 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At September 30, 2024 and December 31, 2023, approximately 91.4% and 83.2%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At September 30, 2024 and December 31, 2023, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of September 30, 2024 (in millions)	Maturity	Debt Floating Rate		All-in Fixed Rate as of September 30, 2024
Celebrity Reflection term loan	$27	October 2024	Term SOFR plus	0.40%	2.88%
Quantum of the Seas term loan	153	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	181	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	277	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	258	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	326	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	163	October 2032	Term SOFR plus	0.96%	2.91%
	$1,385
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of September 30, 2024.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of September 30, 2024 and December 31, 2023 was $1.4 billion and $1.6 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt, and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of September 30, 2024, the aggregate cost of our ships on order was $5.9 billion, of which we had deposited $619 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At September 30, 2024 and December 31, 2023, approximately 39.6% and 43.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the third quarter of 2024 and 2023 the average notional amount of foreign currency forward contracts was approximately $989 million and $1.4 billion, respectively. These instruments are not designated as hedging instruments. For the quarters and nine months ended September 30, 2024 and 2023, changes in the fair value of the foreign currency forward contracts, and the remeasurement of monetary assets and liabilities denominated in foreign currencies resulted in immaterial gain (losses). These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of September 30, 2024 and December 31, 2023 was $2.1 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of €791 million, or approximately $883 million, as of September 30, 2024. As of December 31, 2023, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €648 million, or approximately $716 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense for each reporting period through the maturity dates of the fuel swaps. For the quarters ended September 30, 2024 and September 30, 2023, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At September 30, 2024, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2027. As of September 30, 2024 and December 31, 2023, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of September 30, 2024	As of December 31, 2023
Designated as hedges:	(metric tons)
2024	263,600	1,054,501
2025	1,031,449	685,400
2026	786,750	44,200
2027	182,049	—

	Fuel Swap Agreements
	As of September 30, 2024	As of December 31, 2023
Designated hedges as a % of projected fuel purchases:	(% hedged)
2024	61%	61%
2025	60%	39%
2026	44%	3%
2027	10%	—%

As of September 30, 2024, there was $38 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $21 million of estimated unrealized net loss at December 31, 2023. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate-swaps	Derivative financial instruments	$—	1	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	46	75	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	38	20	Derivative financial instruments	4	9
Foreign currency forward contracts	Other assets	25	44	Other long-term liabilities	—	4
Fuel swaps	Derivative financial instruments	2	4	Derivative financial instruments	40	26
Fuel swaps	Other assets	1	—	Other long-term liabilities	44	27
Total derivatives designated as hedging instruments under 815-20		$112	$144		$88	$66
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of September 30, 2024	As of December 31, 2023
Foreign currency debt	Current portion of long-term debt	$65	$65
Foreign currency debt	Long-term debt	818	523
		$883	$588

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Interest rate swaps	$(20)	$23	$8	$35
Foreign currency forward contracts	67	(134)	(36)	(120)
Fuel swaps	(133)	158	(18)	91
	$(86)	$47	$(46)	$6

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Foreign Currency Debt	$(35)	$18	$(13)	$7
	$(35)	$18	$(13)	$7
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended September 30, 2024	Quarter Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Foreign currency forward contracts	Other income (expense)	$33	$(43)	$(8)	$(30)
Fuel swaps	Other income (expense)	—	1	—	1
		$33	$(42)	$(8)	$(29)

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
As of September 30, 2024, our senior unsecured debt credit rating was BB+ by Standard & Poor's and Ba2 by Moody's. As of September 30, 2024, six of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter and nine months ended September 30, 2024, compared to the same period in 2023; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other expense (income); (ii) gain on sale of controlling interest; (iii) equity investment impairment and recovery losses; (iv) restructuring charges and other initiative expenses, and (v) impairment and credit losses (recoveries). A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Earnings per Share ("Adjusted EPS") is a non-GAAP measure that represents Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. (as defined below) divided by weighted average shares outstanding or by diluted weighted average shares outstanding, as applicable. We believe that this non-GAAP measure is meaningful when assessing our performance on a comparative basis.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd. excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense; (ii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition; (iii) gain on sale of controlling interest; (iv) tax on the sale of PortMiami noncontrolling interest; (v) Silver Whisper deferred tax liability release; (vi) restructuring charges and other initiative expenses; (vii) equity investment impairment and recovery losses; and (viii) impairment and credit losses (recoveries). A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
EBITDA is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd. excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) income tax expense. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to EBITDA is provided below under Results of Operations.
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
Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the third quarter of 2024 was $1.1 billion and $1.4 billion, compared to Net Income and Adjusted Net Income of $1.0 billion and $1.1 billion, respectively, for the third quarter of 2023.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the nine months ended September 30, 2024 was $2.3 billion and $2.8 billion, compared to Net Income and Adjusted Net Income of $1.4 billion and $1.5 billion, respectively, for the nine months ended September 30, 2023
Significant items for the quarter and nine months ended September 30, 2024 include:
•Total revenues, increased $726 million and $2.2 billion for the quarter and nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity, ticket prices and onboard spending in 2024, compared to same periods in 2023.
•Total cruise operating expenses, increased $254 million and $715 million for the quarter and nine months ended September 30, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity in 2024 compared to the same period in 2023.
•In March 2024, we issued $1.25 billion aggregate principal amount of 6.25% senior notes due 2032. Upon closing, we redeemed all of the outstanding $1.25 billion aggregate principal amount of 11.63% Senior Notes Due 2027.
•During the second quarter of 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities.
•In May 2024, we took delivery of Silver Ray. Refer to Note 6. Debt to our consolidated financial statements for further information on the financing of the ship
•In June 2024, we took delivery of Utopia of the Seas. Refer to Note 6. Debt to our consolidated financial statements for further information on the financing of the ship.
•In June 2024, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 7.
•In August 2024, we issued $2.0 billion aggregate principal amount of 6.00% senior notes due 2033. Upon closing, we redeemed all of the outstanding $1.0 billion aggregate principal amount of 9.25% Senior Notes Due 2029, and all of the outstanding $1.0 billion aggregate principal amount of 8.25% Senior Secured Notes Due 2029.
•In August 2024, we completed privately negotiated exchange with certain holders of 6.00% Convertible Senior Notes due 2025 to exchange approximately $827 million in aggregate principal amount for approximately 11.4 million shares of common stock and $827 million in cash.
•In September 2024, we issued $1.5 billion aggregate principal amount of 5.63% senior unsecured notes due 2031. Upon closing, we redeemed of the outstanding $700 million aggregate principal amount of 7.25% Senior Notes Due 2030.

•In September 2024, we submitted an irrevocable notice to execute the bargain purchase option on the Silver Dawn finance lease for approximately $232 million.
•In September 2024, we entered into agreements to acquire the Port of Costa Maya and adjacent land in Mahahual, Mexico for approximately $292 million. The transaction is expected to close in the first half of 2025, subject to regulatory approval and customary closing conditions.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt, Note 7. Leases, and Note 8. Commitments and Contingencies, respectively, to our consolidated financial statements.
Operating results for the quarter and nine months ended September 30, 2024 compared to the same periods in 2023 are shown in the following tables (in millions, except per share data):

	Quarter Ended September 30,
	2024		2023
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$3,471	71.0%	$2,941	70.7%
Onboard and other revenues	1,415	29.0%	1,219	29.3%
Total revenues	4,886	100.0%	4,160	100.0%
Cruise operating expenses:
Commissions, transportation and other	688	14.1%	632	15.2%
Onboard and other	289	5.9%	261	6.3%
Payroll and related	328	6.7%	294	7.1%
Food	251	5.1%	212	5.1%
Fuel	290	5.9%	272	6.5%
Other operating	545	11.2%	466	11.2%
Total cruise operating expenses	2,391	48.9%	2,137	51.4%
Marketing, selling and administrative expenses	451	9.2%	393	9.4%
Depreciation and amortization expenses	410	8.4%	365	8.8%
Operating Income	1,634	33.4%	1,265	30.4%
Other income (expense):
Interest income	4	0.1%	7	0.2%
Interest expense, net of interest capitalized	(603)	(12.3)%	(340)	(8.2)%
Equity investment income	106	2.2%	87	2.1%
Other expense	(26)	(0.5)%	(8)	(0.2)%
	(519)	(10.6)%	(254)	(6.1)%
Net Income	1,115	22.8%	1,011	24.3%
Less: Net Income attributable to noncontrolling interest	4	0.1%	2	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,111	22.7%	$1,009	24.3%
Diluted Earnings per Share	$4.21		$3.65

	Nine Months Ended September 30,
	2024		2023
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$8,900	69.9%	$7,282	68.9%
Onboard and other revenues	3,824	30.1%	3,287	31.1%
Total revenues	12,724	100.0%	10,569	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,758	13.8%	1,551	14.7%
Onboard and other	726	5.7%	640	6.1%
Payroll and related	959	7.5%	888	8.4%
Food	697	5.5%	614	5.8%
Fuel	876	6.9%	850	8.0%
Other operating	1,584	12.4%	1,342	12.7%
Total cruise operating expenses	6,600	51.9%	5,885	55.7%
Marketing, selling and administrative expenses	1,452	11.4%	1,289	12.2%
Depreciation and amortization expenses	1,190	9.4%	1,087	10.3%
Operating Income	3,482	27.4%	2,308	21.8%
Other income (expense):
Interest income	13	0.1%	32	0.3%
Interest expense, net of interest capitalized	(1,324)	(10.4)%	(1,055)	(10.0)%
Equity investment income	203	1.6%	149	1.4%
Other expense	(37)	(0.3)%	(9)	(0.1)%
	(1,145)	(9.0)%	(883)	(8.4)%
Net Income	2,337	18.4%	1,425	13.5%
Less: Net Income attributable to noncontrolling interest	12	0.1%	5	—%
Net Income attributable to Royal Caribbean Cruises Ltd.	$2,325	18.3%	$1,420	13.4%
Diluted Earnings per Share	$8.91		$5.24

Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in millions, except per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,111	$1,009	$2,325	$1,420
Loss on extinguishment of debt and inducement expense (1)	323	38	456	81
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (2)	2	2	5	5
Gain on sale of controlling interest (3)	—	—	—	(3)
PortMiami tax on sale of noncontrolling interest (4)	(3)	—	(3)	10
Silver Whisper deferred tax liability release (5)	—	—	—	(26)
Restructuring charges and other initiative expenses	2	—	5	5
Equity investments impairment and recovery of losses	—	17	—	12
Impairment and credit losses (recoveries) (6)	—	—	6	(7)
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$1,435	$1,066	$2,794	$1,497

Basic:
Earnings per Share	$4.22	$3.94	$8.98	$5.55
Adjusted Earnings per Share	$5.46	$4.16	$10.79	$5.86

Diluted:
Earnings per Share (7)	$4.21	$3.65	$8.91	$5.24
Adjusted Earnings per Share (8) (9)	$5.20	$3.85	$10.16	$5.52

Weighted-Average Shares Outstanding:
Basic	263	256	259	256
Diluted	264	282	280	284
(1)For 2024, includes $119 million of inducement expense related to the partial settlement of our 6.00% convertible notes due 2025. Refer to Note 6. Debt to our consolidated financial statements for further information.
(2)Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(3)For 2023, represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(4)For 2024, represents adjustments to tax impacts on the 2023 PortMiami sale of noncontrolling interest. For 2023, represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other expense in our consolidated statements of comprehensive income (loss).
(5)For 2023, represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(6)For 2024, represents property and equipment impairment charges related to certain construction in progress assets which we determined would no longer be completed. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(7)Diluted EPS includes the add-back of dilutive inducement and interest expense related to our convertible notes of $169 million for the nine months ended September 30, 2024, and $20 million and $68 million for the quarter and nine months ended September 30, 2023, respectively. For the quarter ended September 30, 2024 the impact of our convertible notes was anti-dilutive. Refer to Note 4. Earnings Per Share to our consolidated financial statements for further information.

(8)Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $13 million and $51 million, and $20 million and $68 million for the quarter nine months ended September 30, 2024 and 2023, respectively.
(9)Weighted-Average Shares Outstanding - Diluted - for the quarter ended September 30, 2024, includes the add-back of 14.7 million shares that are anti-dilutive for diluted EPS purposes, but included for adjusted diluted EPS.

Selected statistical information is shown in the following table:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Passengers Carried	2,310,220	1,999,764	6,404,844	5,706,843
Passenger Cruise Days	14,785,828	13,172,002	41,165,985	36,944,034
APCD	13,316,981	12,011,593	37,836,007	34,953,919
Occupancy	111.0%	109.7%	108.8%	105.7%

EBITDA and Adjusted EBITDA were calculated as follows (in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,111	$1,009	$2,325	$1,420
Interest income	(4)	(7)	(13)	(32)
Interest expense, net of interest capitalized	603	340	1,324	1,055
Depreciation and amortization expenses	410	365	1,190	1,087
Income tax expense (1)	23	7	46	6
EBITDA	2,143	1,714	4,872	3,536

Other expense (income) (2)	3	1	(9)	3
Gain on sale of controlling interest (3)	—	—	—	(3)
Equity investment impairment and recovery losses	—	13	—	8
Restructuring charges and other initiative expenses	2	—	5	5
Impairment and credit losses (recoveries) (4)	—	—	6	(7)
Adjusted EBITDA	$2,148	$1,728	$4,874	$3,542
(1)These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(2)Represents net non-operating expense. The amount excludes income tax expense, included in the EBITDA calculation above.
(3)For 2023, represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(4)For 2024, represents property and equipment impairment charges related to certain construction in progress assets. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$4,886	$4,160	$12,724	$10,569
Less:
Cruise operating expenses	2,391	2,137	6,600	5,885
Depreciation and amortization expenses	410	365	1,190	1,087

Gross Margin	2,085	1,658	4,934	3,597
Add:
Payroll and related	328	294	959	888
Food	251	212	697	614
Fuel	290	272	876	850
Other operating	545	466	1,584	1,342
Depreciation and amortization expenses	410	365	1,190	1,087
Adjusted Gross Margin	$3,909	$3,267	$10,240	$8,378

APCD	13,316,981	12,011,593	37,836,007	34,953,919
Gross Margin Yields	$156.52	$138.04	$130.39	$102.91
Net Yields	$293.46	$272.00	$270.63	$239.67

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total cruise operating expenses	$2,391	$2,137	$6,600	$5,885
Marketing, selling and administrative expenses	451	393	1,452	1,289
Gross Cruise Costs	2,842	2,530	8,052	7,174
Less:
Commissions, transportation and other	688	632	1,758	1,551
Onboard and other	289	261	726	640
Net Cruise Costs Including Other Costs	1,865	1,637	5,568	4,983
Less:
Gain on sale of controlling interest (1)	—	—	—	(3)
Impairment and credit loss (recoveries) (2)	—	—	6	(7)
Restructuring charges and other initiative expenses (3)	2	—	5	5
Net Cruise Costs	1,863	1,637	5,557	4,988
Less:
Fuel	290	272	876	850
Net Cruise Costs Excluding Fuel	$1,573	$1,365	$4,681	$4,138

APCD	13,316,981	12,011,593	37,836,007	34,953,919
Gross Cruise Costs per APCD	$213.42	$210.62	$212.82	$205.22
Net Cruise Costs per APCD	$139.87	$136.25	$146.88	$142.67
Net Cruise Costs Excluding Fuel per APCD	$118.12	$113.57	$123.73	$118.36
(1)Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(2)For 2024, represents property and equipment impairment charges related to certain construction in progress assets. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(3)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended September 30, 2024 Compared to Quarter Ended September 30, 2023
In this section, references to 2024 refer to the quarter ended September 30, 2024 and references to 2023 refer to the quarter ended September 30, 2023.
Revenues
Total revenues for 2024 increased $726 million to $4.9 billion from $4.2 billion in 2023.
Passenger ticket revenues comprised 71% of our 2024 total revenues. Passenger ticket revenues for 2024 increased by $530 million, or 18.0% to $3.5 billion from $2.9 billion in 2023. The increase was primarily due to:
•a $320 million driven by an increase in capacity of 10.9% due to the additions of Utopia of the Seas, Icon of the Seas, Celebrity Ascent, and Silver Ray compared to the addition of Silver Nova during the same period in 2023; and
•a $210 million increase driven by higher load factors and ticket prices on a per passenger basis on existing ships as well as the benefit of new ships, compared to the same period in 2023.
The remaining 29% of 2024 total revenues was comprised of Onboard and other revenues, which increased $196 million, or 16.1% to $1.4 billion in 2024 from $1.2 billion in 2023. The increase was primarily due to:
•$132 million driven by increased capacity noted above due to the addition of new ships; and
•$63 million primarily driven by improved pricing and an increase in load factors in 2024 compared to the same period in 2023.
Cruise Operating Expenses
Total Cruise operating expenses for 2024 increased $254 million to $2.4 billion from $2.1 billion in 2023. The increase was primarily due to the 10.9% increase in capacity noted above which increased cruise operating expenses by $232 million in 2024 compared to the same period in 2023.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2024 increased $58 million, or 14.8%, to $451 million from $393 million in 2023. The increase was primarily due to an increase in payroll and benefits expense driven by an increase in headcount and higher stock price related to our performance share awards in 2024 compared to the same period in 2023, and higher spending on advertisement and media promotions.
Other Income (Expense)
Interest expense, net of interest capitalized for 2024 increased $263 million, to $603 million from $340 million in 2023. The increase was primarily due to loss on extinguishment of debt of $204 million associated with the full redemption of our 9.25%, 8.25%, and 7.25% Senior Notes, and $119 million inducement expense on the partial settlement of our 2025 Convertible notes in 2024 compared to loss on extinguishment of debt of $38 million during the same period in 2023. The increase was partially offset by a decrease of $42 million lower interest expense in 2024 compared to the same period in 2023, resulting from the 2024 refinancings.
Other Comprehensive (loss) income
Other comprehensive loss was $(99) million in 2024 compared to Other comprehensive income of $36 million for the same period in 2023. The decrease of $(135) million was primarily due to a Loss on cash flow derivative hedges in 2024 of $95 million compared to a Gain on cash flow derivative hedges in 2023 of $20 million, mostly as a result of a significant decrease in the fair value of our fuel swaps in 2024 compared to 2023.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
In this section, references to 2024 refer to the nine months ended September 30, 2024 and references to 2023 refer to the nine months ended September 30, 2023.
Revenues
Total revenues for 2024 increased $2.2 billion to $12.7 billion from $10.6 billion in 2023.
Passenger ticket revenues comprised 70% of our 2024 total revenues. Passenger ticket revenues for 2024 increased by $1.6 billion, or 22% to $8.9 billion from $7.3 billion in 2023. The increase was primarily due to:
•an increase of $1 billion driven by increases in ticket prices on a per passenger basis on existing ships as well as the benefit of new ships, compared to the same period in 2023; and
•an 8.2% increase in capacity, which increased Passenger ticket revenues by $600 million, primarily due to the additions of Utopia of the Seas, Icon of the Seas, Celebrity Ascent, and Silver Ray compared to the addition of Silver Nova during the same period in 2023.
The remaining 30% of 2024 total revenues was comprised of Onboard and other revenues, which increased $537 million, or 16.3% to $3.8 billion in 2024 from $3.3 billion in 2023. The increase was primarily due to:
•a $271 million increase driven by an 8.2% increase in capacity due to the additions of new ships noted above in 2024 compared to the same period in 2023; and
•a $186 million increase driven by improved pricing and an increase in load factors of 3.1% in 2024 compared to the same period in 2023.
Cruise Operating Expenses
Total Cruise operating expenses for 2024 increased $715 million to $6.6 billion from $5.9 billion in 2023. The increase was primarily due to:
•the 8.2% increase in capacity noted above increased cruise operating expenses by $485 million; and
•an increase of $190 million driven by various factors including an increase in higher drydock and maintenance related expenses; and commissions due to the increases in ticket prices noted above in 2024 compared to the same period in 2023.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2024 increased $163 million, or 13%, to $1.5 billion from $1.3 billion in 2023. The increase was primarily due to an increase in payroll and benefits expense driven by an increase in headcount and higher stock price related to our performance share awards in 2024 compared to the same period in 2023, and higher spending on advertisement and media promotions.
Other Income (Expense)
Interest expense, net of interest capitalized for 2024 increased $269 million, to $1.3 billion from $1.1 billion in 2023. The increase was primarily due to loss on extinguishment of debt of $337 million associated with the full redemption of our 11.63%, 9.25%, 8.25%, and 7.25% Senior Notes, and $119 million inducement expense on the partial settlement of our 2025 Convertible notes in 2024 compared to loss on extinguishment of debt of $81 million during the same period in 2023. The increase was partially offset by a decrease of $147 million lower interest expense in 2024 compared to the same period in 2023, resulting from the 2024 refinancings.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2024 increased $103 million, or 9.5%, to $1.2 billion from $1.1 billion in 2023. The increase was primarily due to the additions of Utopia of the Seas, Icon of the Seas, Celebrity Ascent, and Silver Ray compared to the addition of Silver Nova during the same period in 2023.

Other Comprehensive (loss) income
Other comprehensive loss was $(79) million in 2024 compared to Other comprehensive loss of $(1) million for the same period in 2023. The increase of $(78) million, was primarily due to a Loss on cash flow derivative hedges in 2024 of $(82) million compared to a Loss on cash flow derivative hedges in 2023 of $(7) million, mostly as a result of a significant decrease in fair value of our fuel swaps in 2024 compared to 2023.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $3.8 billion and $3.4 billion for the nine months ended September 30, 2024, and 2023, respectively. Cash flows from operating activities increased $0.4 billion primarily driven by an increase in operating income.
Net cash used in investing activities was $2.8 billion for the nine months ended September 30, 2024, compared to $1.3 billion for the same period in 2023. Cash flows used in investing activities were primarily attributable by an increase in capital expenditures of $1.4 billion during 2024, compared to the same period in 2023 due to the delivery of Utopia of the Seas and Silver Ray in 2024, compared to the delivery of Silver Nova during the same period in 2023.
Net cash used in financing activities was $1.1 billion for the nine months ended September 30, 2024, compared to $3.3 billion for the same period in 2023. The change of $2.3 billion was primarily attributable to repayments of debt of $10.0 billion, offset by debt proceeds of $9.4 billion in 2024 compared to repayments of debt of $5.3 billion, offset by debt proceeds of $1.8 billion in 2023. Additionally, during 2023, we received proceeds of $209 million for the sale of noncontrolling interest of PortMiami, which did not recur in 2024.
Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of September 30, 2024, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, subject to change in the event of construction delays, and their approximate berths are as follows:

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
In addition, during 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l' Atlantique to build a fourth Icon class ship and a seventh Oasis class ship for delivery 2027 and 2028, respectively. Both agreements are contingent upon completion of certain conditions precedent including financing.
Our future capital commitments consist primarily of new ship orders. As of September 30, 2024, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $5.9 billion, of which we had deposited $619 million. Approximately 39.6% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at September 30, 2024. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statement.
As of September 30, 2024, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $3.4 billion for 2024. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of September 30, 2024, our material cash requirements were as follows (in millions):

	Remainder of
	2024	2025	2026	2027	2028	Thereafter	Total
Operating Activities:
Interest on debt(1)	$199	$959	$895	$757	$581	$2,109	$5,500
Other(2)	38	157	168	153	127	881	1,524
Investing Activities:
Ship purchase obligations(3)	172	2,572	1,669	—	—	—	4,413
Total	$409	$3,688	$2,732	$910	$708	$2,990	$11,437
(1)Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at September 30, 2024. Debt denominated in other currencies is calculated based on the applicable exchange rate at September 30, 2024.
(2)Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $3.7 billion in final contractual installments, which have committed financing with sovereign guarantees covering approximately 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of September 30, 2024, other than the items referenced above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of September 30, 2024, we had $4.1 billion of committed financing for our ships on order. As of September 30, 2024, our obligations due through September 30, 2025 primarily consisted of $1.6 billion related to debt maturities, $1.0 billion related to interest on debt and $1.9 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installment payable due upon the delivery. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of September 30, 2024, we had liquidity of $3.9 billion, including cash and cash equivalents of $0.4 billion, and $3.5 billion of undrawn revolving credit facility capacity.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain minimum liquidity. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of September 30, 2024, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. During the quarter ended September 30, 2024, our Board of Directors declared a cash dividend on our common stock of $0.40 per share, which was paid on October 11, 2024.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
As previously reported, a lawsuit was filed against us in August 2019 in the U.S. District Court for the Southern District of Florida (the "Court") under Title III of the Cuban Liberty and Democratic Solidarity Act, also known as the Helms-Burton Act. The complaint filed by Havana Docks Corporation ("Havana Docks Action") alleges it holds an interest in the Havana Cruise Port Terminal that was expropriated by the Cuban government. The complaint further alleges that we trafficked in the terminal by embarking and disembarking passengers at these facilities. The plaintiff seeks all available statutory remedies, including the value of the expropriated property, plus interest, treble damages, attorneys’ fees and costs.
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion that overturned the lower court’s judgment. The plaintiff has the right to petition for a rehearing by the full 11th Circuit or to appeal to the United States Supreme Court. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees.
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
There were no repurchases of common stock during the quarter ended September 30, 2024.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

4.1
Indenture, dated as of August 12, 2024, between Royal Caribbean Cruises Ltd. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2024)

4.2	Form of 6.000% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2024)
4.3
Indenture, dated as of September 26, 2024, between Royal Caribbean Cruises Ltd. and The Bank of New York Mellon Trust Company, N.A., as trustee. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 26, 2024)

4.4	Form of 5.625% Senior Notes due 2031 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on September 26, 2024)
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 6, 2024).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1
Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and Section 1350 of Chapter 63 of Title 18 of the United States Code**

**	Furnished herewith
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended September 30, 2024, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for quarter and nine months ended September 30, 2024 and 2023;
(ii)    the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023;
(iii)                the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
October 29, 2024	(Principal Financial Officer and duly authorized signatory)