Form 10-K
period 2024-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2025-02-14
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 28, 2024 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 28, 2024) held by those persons deemed by the registrant to be non-affiliates was approximately $37.8 billion.
There were 269,128,754 shares of common stock outstanding as of February 11, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2025 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

F-1

ROYAL CARIBBEAN CRUISES LTD.

F-2

PART I

As used in this Annual Report on Form 10-K, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean,” “Celebrity Cruises,” and “Silversea Cruises” refer to our wholly owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises,” and “Hapag-Lloyd Cruises.” However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business
General
We are one of the leading cruise companies in the world. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 68 ships in the cruise vacation industry with an aggregate capacity of approximately 166,900 berths as of December 31, 2024. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents.
We compete principally by operating our portfolio of valued brands that deliver vacation experiences known for exceptional product offerings and service provided by our dedicated crew. Our competitive edge is grounded in our focus on innovation, best evidenced in the quality and variety of ships in our fleet, our growing portfolio of private destinations and experiences, and a range of itineraries and global destinations tailored to meet diverse guest preferences. By continually reimagining vacation possibilities and investing in the maintenance and enhancement of our fleet, we inspire both new travelers and loyal repeat guests to embark on unforgettable journeys with us.
Royal Caribbean was founded in 1968 as a partnership. Its corporate structure has evolved over the years and, the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.
Our Global Brands
Our Global Brands include Royal Caribbean, Celebrity Cruises, and Silversea Cruises. We believe our Global Brands possess the versatility to enter multiple market segments within the vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.
Royal Caribbean
Royal Caribbean is the world's largest cruise vacation brand. The brand competes in both the contemporary family market and premium segments of the vacation industry appealing to both families with children of all ages and older and younger couples. Royal Caribbean offers vacation experiences that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe that the quality of the Royal Caribbean brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean's strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths generally ranging from three to 14 nights. Royal Caribbean offers multiple innovative options for onboard dining, entertainment and other onboard activities. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean operates 28 ships with an aggregate capacity of approximately 105,400 berths. Additionally, as of December 31, 2024, Royal Caribbean had three ships on order with an aggregate capacity of approximately 16,900 berths. The ships on order include the second Icon-class ship, Star of the Seas, the third Icon-class ship, and the seventh Oasis-class ship, which are expected to be delivered in 2025, 2026, and 2028, respectively. In addition, during 2024, we entered into an agreement with Meyer Turku Oy to build a fourth Icon-class ship for delivery in 2027. The agreement is contingent upon completion of certain conditions precedent including financing.
Celebrity Cruises
Celebrity Cruises is positioned within the premium segment of the vacation industry. Celebrity Cruises’ strategy is to target consumers by delivering a destination-rich experience on upscale ships that offer, among other things, excellent food and drink, elevated hospitality, world-class spaces and accommodations, and live entertainment. Celebrity Cruises offers a range of itineraries to destinations, including Alaska, Asia, Australia, Bermuda, Canada, the Caribbean, Europe, the Galapagos Islands, Hawaii, New Zealand, the Panama Canal and South America, with cruise lengths generally ranging from three to 18 nights.

Celebrity Cruises operates 14 ships with an aggregate capacity of approximately 35,650 berths. As of December 31, 2024, Celebrity Cruises had one Edge-class ship on order, Celebrity Xcel, with an aggregate capacity of approximately 3,250 berths, which is expected to be delivered in 2025. In addition, during 2024, we entered into an agreement with Chantiers de l' Atlantique to build a sixth Edge-class ship for delivery in 2028. The agreement is contingent upon completion of certain conditions precedent including financing.
Silversea Cruises
Silversea Cruises is an ultra-luxury and expedition cruise line with smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea Cruises delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic with cruise itineraries generally ranging from six to 25 nights.
Silversea Cruises operates 12 ships, with an aggregate capacity of approximately 5,500 berths.
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
TUI Cruises operates seven ships, with an aggregate capacity of approximately 18,700 berths. Additionally, as of December 31, 2024, TUI Cruises had two ships on order with an aggregate capacity of approximately 8,200 berths, which are expected to be delivered in 2025 and 2026, respectively.
Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships, with an aggregate capacity of approximately 1,590 berths.
Refer to Note 7. Investments and Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Industry
The cruising industry is a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. We believe that cruising will continue to be a popular vacation choice due to its inherent value, extensive itineraries, private destinations, and variety of shipboard and shoreside activities. Industry data indicates that market penetration rates are increasing but still low and that a significant portion of cruise guests carried are first-time cruisers. Despite the increase in market penetration rates during 2024, we believe there is an opportunity for long-term growth and a potential for increased profitability.
Industry market penetration rates (computed based on the number of annual cruise guests as a percentage of the total population) grew from 3.36% to 3.89% for North America, from 1.25% to 1.41% for Europe, and from 0.08% to 0.20% for Asia/Pacific during the five year period from 2015 through 2019. During 2024, industry market penetration rates were 6.01% for North America, 1.72% for Europe, and 0.09% for Asia/Pacific. The penetration rates in 2024 show the growth potential in the markets most served by the industry.
The cruise industry was served by a fleet with a weighted average of approximately 706,000 berths during 2024 with approximately 432 ships at the end of 2024. As of December 31, 2024, there were approximately 50 ships on order with an estimated 116,500 berths that are expected to be placed in service in the global cruise market through 2028, not taking into account ships taken out of service or ordered during these periods. The global cruise industry carried approximately 36 million guests in 2024, 32 million cruise guests in 2023 and approximately 20 million in 2022.

The following table details the growth in global weighted average berths and the percentage of North American, European and Asia/Pacific cruise guests for 2024, 2023, 2022 and for each of the two years prior to the 2020 suspension of global cruise operations (in millions, except berth data):

	Supply of Berths		Industry Cruise Guests
Year (1)	Weighted-Average Global Supply(2)	Royal Caribbean Group(3)	Global (2)	North American (2)(4)	Europe(2)(5)	Asia/Pacific (2)(6)	Other (2)
2018	546,000	135,520	29	49%	26%	20%	5%
2019	579,000	141,570	30	47%	25%	24%	4%
2022	634,000	150,005	20	65%	29%	2%	4%
2023	650,000	157,575	32	63%	27%	6%	4%
2024	706,000	163,200	36	63%	26%	7%	4%
___________________________________________________________________
(1)Historically, we have reported annual information for comparability across periods. The 2020 suspension of global cruise operations and the gradual resumption of full operations starting in the second half of 2021 through the first half of 2022 do not allow for a meaningful comparison to prior years' information and, as such, 2020 and 2021 data has been excluded from this table.
(2)The estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. For 2024, we estimate the total number of global cruise guests for the full year with actual data only available through the third quarter. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(3)Total berths include our berths related to our Global Brands and Partner Brands as of December 31, 2024.
(4)Our estimates include the United States and Canada.
(5)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(6)Our estimates include Southeast Asia (most notably: Singapore and Malaysia), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions. The decrease in Asia/Pacific cruise guests from 2019 to 2024 is partly driven by lack of cruise supply and itineraries in China through the first half 2023.
Competition
We compete with a number of cruise lines as well as land-based vacation alternatives for consumers’ leisure time. These include resorts (including all-inclusive resorts), hotels, internet-based alternative lodging sites, theme parks, sports, nature and sightseeing destinations. Our principal cruise competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises, and Regent Seven Seas Cruises; Viking, and Virgin Voyages.
Operating Strategies
Our mission is to deliver the best vacation experiences responsibly. We continue to prioritize operating strategies that support this mission, working with our various business and community partners as we build toward a more sustainable cruise industry.
Our Company's operating strategies are as follows:
•deliver a lifetime of vacations to our customers;
•protect the health, safety and security of our guests and employees;
•deepen our customer relationships in order to increase frequency and repeat booking rates;

•protect the environment and communities in which our vessels and organization operate, with a focus on decarbonization;
•invest in our workforce in order to better serve our global guest base and grow our business, and nurture a culture that values the contribution of individual talents;
•increase the awareness and market penetration of our brands globally;
•focus on cost efficiency, capital allocation and liquidity, with the overall goals of maximizing our return on invested capital and long-term shareholder value;
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
•continue to deploy technology capabilities and advanced uses of data and analytics to deliver innovative customer experiences as well as to create operational efficiencies; and
•maintain strong relationships with travel advisors, while enhancing our consumer outreach and e-commerce programs.
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
We target customers at important consumer decision points throughout their vacation journey and identify underlying needs for which guests value and are willing to pay a premium. We continue to invest in various programs and technologies to provide greater value to our customers throughout the vacation planning process - before, during, and after their vacations - and these investments are aimed at increasing revenues and occupancy. We have and expect to strategically invest in experiences on our ships that we believe drive marketability, profitability and improve the guest experience. In addition, we are focused on enhancing our vacation ecosystem by investing in a new travel platform, our loyalty programs and e-commerce capabilities.
Protect the environment and communities in which we operate
We are focused on the health of the environment and communities in which we operate. SEA the Future is our commitment to sustain the planet, energize the communities we visit, and accelerate innovation to improve our planet. Key programs include our Destination Net Zero strategy and Save the Waves Program.
Destination Net Zero is our decarbonization strategy that focuses on achieving net zero emissions by 2050 and delivering a net zero capable ship by 2035. This strategy also includes reducing our carbon intensity by double digits by 2025, compared to 2019, which we achieved one year early in 2024.
Destination Net Zero’s four-pronged approach includes:
•Modernizing our fleet with new energy-efficient and alternatively fueled vessels;
•Continued investment in energy efficiency programs;

•Development of alternative fuel and alternative power solutions; and
•Optimized deployment and integration of strategic shore-based supply chains.
While we continue to refine our roadmap to Destination Net Zero, we know our strategy will require new fuels and technologies that are not available today. Collaboration is imperative to reaching our decarbonization goals. As such, we are partnering with governments, fuel suppliers, shipyards, ship operators, ports, and technology stakeholders to build and test a safe and reliable supply of alternative energy sources.
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
We also believe in transparent reporting around our corporate responsibility efforts. Our SEA the Future commitment and annual sustainability report, both of which are accessible on our corporate website, highlight our commitment and progress made with regards to those corporate responsibility aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview on our sustainability efforts, the report references the guidelines of the Global Reporting Initiative and is aligned with the Sustainability Accounting Standards Boards Industry Standards for Cruise Lines. We continue to advance our reporting following the recommendations of the Task Force on Climate Related Financial Disclosures (TCFD). Our corporate website contains the current version of our reports which provide information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission. Refer to the Regulation - Environmental Regulations section below for further information.
Investing in our workforce
We believe that our employees, both shipboard and shoreside, are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Our Talent and Compensation Committee of our Board of Directors oversees the Company's human capital management strategies, including initiatives for talent management, and a thriving corporate culture.
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
We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining a strong employee-focused culture is beneficial to the growth and expansion of our business. We foster belonging and trust and respect for all among our broad employee base. Refer to the Human Capital section below for further information.
Global awareness and market penetration
We increase brand awareness and market penetration of our cruise brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand, especially among target groups. Our marketing strategies include the use of travel advisors, traditional media, mobile and digital media as well as social media, influencers, our websites, and sponsorships. Our brands also engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs, which effective June 2024, includes loyalty status match across our brand portfolio.
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

Focus on cost efficiency, capital allocation, and liquidity
We are focused on maintaining a strong liquidity position and a balanced debt maturity profile, while ensuring appropriate leverage, opportunistically reducing interest expense, and maintaining an unsecured balance sheet. During 2024, we achieved investment grade metrics and proactively eliminated all secured and guaranteed debt. We believe these strategies together with our continued focus on increasing operating income and margin, as well as disciplined capital allocation, enhance our ability to achieve our overall goal of maximizing our return on invested capital and long-term shareholder value.
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
In 2023, we introduced three new vessels to our fleet, including Royal Caribbean’s new flagship – Icon of the Seas, Celebrity Cruises – Celebrity Ascent, and Silversea Cruises's – Silver Nova. Both Icon of the Seas and Silver Nova are the first vessels of a new class. For Royal Caribbean, new features on Icon of the Seas include a dedicated family neighborhood called “Surfside”, a pool deck featuring the largest swimming pool and waterpark at sea, and the “Aquadome” showcasing the tallest waterfall at sea in an 82-foot-tall dome. For Celebrity Cruises, Celebrity Ascent represents an evolution of Celebrity Beyond and builds on the innovation that the Edge series of ships have brought to market. For Silversea, Silver Nova is amongst our most environmentally friendly and energy efficient ships to date. In 2024, Royal Caribbean introduced Utopia of the Seas, and Silversea Cruises introduced Silver Ray. Each of these ships represent the evolution of their class and the latest ships for each brand.
As of December 31, 2024, our Global Brands and Partner Brands have six ships on order. Refer to the Operations section below for further information on our ships on order. As we further develop our Newbuild program, we continue to utilize each vessel as an opportunity to pilot new technology towards Destination Net Zero.
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
Destination experiences and port facilities
In order to provide unique destination experiences to our guests, we have and continue to invest in our private land destinations. Our Perfect Day Collection represents our initiative to develop a series of private destinations in key markets. The first island in the collection, Perfect Day at CocoCay, includes a wide range of attractions, such as a full water park, zip line course, freshwater pools, helium balloon ride, splash pads and a beach club. In January 2024, we completed an expansion of Perfect Day at CocoCay with the delivery of Hideaway Beach, an adults-only experience. In October 2024, we announced the second destination in our Perfect Day Collection, Perfect Day Mexico, a Mexican inspired Royal Caribbean destination experience expected to open in 2027, and will serve our Western Caribbean itineraries from homeports in Texas and Florida. Additionally, our Royal Beach Club collection will offer an exclusive and branded experience at high volume ports. The first Royal Beach Club is expected to open in 2025 in Nassau, Bahamas; and the second Royal Beach Club expected to open in 2026, in Cozumel, Mexico. In October 2024, we also announced Silversea's plans to develop a hotel in Puerto Williams, Chile to provide a further-elevated and seamless guest experience for its Antarctica expeditions. We continue to evaluate opportunities to develop additional destinations across the globe.
In an effort to secure desirable berthing facilities for our ships, and to provide new or enhanced cruise destinations for our guests, we have actively assisted or invested in the development or enhancement of certain port facilities and infrastructure, including mixed-use commercial properties, located in strategic ports of call, and reduction of our environmental impacts. For instance, through our partnership agreement with iCON Infrastructure Partners VI, L.P. ("iCON"), we own, develop, and manage cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain.
Generally, we partner with local, private or governmental entities by collaborating on strategic investments and destination management. Our participation in these efforts is most often accomplished via investments with the relevant government authority and/or various other strategic partnerships established to develop and/or operate the port facilities, by providing direct development and management expertise or in certain limited circumstances, by providing direct or indirect investments. In exchange for our involvement, we generally secure preferential berthing rights for our ships.
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
We have continued to expand digital capabilities into our operations and have increased our focus in bringing data analytics and artificial intelligence into our processes to provide better insights for revenue management as well as in how to model our maintenance or operational actions. Our entire fleet is equipped with Starlink through our partnership with SpaceX, bringing the next generation in shipboard connectivity and unlocking an improved guest experience. In concert with our destination focus, our island technology solutions are now enabling our guests to remain connected with WiFi access, charge food and beverages, and take advantage of all the island based activities with the same ease as onboard our ships.
Investments in our core platforms, as well as the trade and direct distribution channels, are delivering the benefit of more modernized solutions with scalability and faster self-service response times while also deploying new features and additional promotional offer capabilities. Cyber security and data privacy are an ongoing focus, and we have made and will continue to make investments to protect our customer data, intellectual property and global operations. Refer to Item 1A. Risk Factors - “We are exposed to cyber security attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security” for a discussion of the risks associated with cyber security.
Travel advisor relationships, consumer outreach, and e-commerce
Travel advisors continue to be a significant sourcing channel of revenues for our ships. We believe in the value of this distribution channel and invest in maintaining strong relationships with our travel partners. To accomplish this goal, we seek to maintain competitive commission rates and incentive structures with the marketplace. We continuously work with travel advisors to sell upgrades and add-ons such as air and pre-cruise purchases to improve the retention and profitability of the channel. We provide brand dedicated sales representatives who serve as consultants to our travel partners. We also provide trained customer service representatives, call centers and online training tools.
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
Royal Caribbean, Celebrity Cruises and Silversea Cruises offer recognition and cruise benefits to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, and Venetian Society, respectively, to encourage repeat business. These loyalty programs collectively have over 26 million enrolled members worldwide. Members are awarded points or credits in proportion to their number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once guests have accumulated the number of cruise points or credits specified for each tier. In addition, the Crown & Anchor Society, Captain’s Club and Venetian Society members all benefit from our loyalty status match program, effective June 2024, where membership in one program qualifies for the equivalent tier in each of the sister brands. Examples of the benefits available under our loyalty programs include, but are not limited to, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, digital discount vouchers, upgraded bathroom amenities, reserved seating in entertainment venues, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.
Operations
Cruise Ships and Itineraries
As of December 31, 2024, our Global Brands and Partner Brands collectively operated 68 ships with a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries.
The following table presents summary information concerning ships that we expect will be in our fleet in 2025 under our Global Brands and Partner Brands.

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Royal Caribbean
Star of the Seas	2025	2025	5,600
Utopia of the Seas	2024	2024	5,700
Icon of the Seas	2023	2024	5,600
Wonder of the Seas	2022	2022	5,700
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400
Brilliance of the Seas	2002	2002	2,150

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Xcel	2025	2025	3,250
Celebrity Ascent	2023	2023	3,250
Celebrity Beyond	2022	2022	3,250
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050
Celebrity Silhouette	2011	2011	2,900
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2,150
Celebrity Millennium	2000	2000	2,200
Silversea Cruises
Silver Ray	2024	2024	730
Silver Nova	2023	2023	730
Silver Endeavour	2021	2022	220
Silver Dawn	2021	2022	600
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	270
Silver Cloud	1994	1994	250
TUI Cruises
Mein Schiff Relax	2025	2025	4,100
Mein Schiff 7	2024	2024	2,900
Mein Schiff 2	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500

Ship	Year Ship Built	Year ship entered service / will enter service	Approximate Berths
Mein Schiff 3	2014	2014	2,500
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2019	2019	230
Europa 2	2013	2013	500
Europa	1999	1999	400

Total			179,790
______________________________________________________________
As of December 31, 2024, our Global Brands and our Partner Brands have the following ships on order. The expected delivery dates for all of our ships on order are subject to change due to events such as shipyard construction delays or agreed upon scope changes which impact the delivery timelines. See Part I. Item 1A. Risk Factors for further discussion on shipyard operations.

Ship	Shipyard	Expected Delivery	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l’Atlantique	4th Quarter 2025	3,250
TUI Cruises (50% joint venture) —
Mein Schiff Relax	Fincantieri	1st Quarter 2025	4,100
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			28,350
__________________________________________________________________
During the quarter ended December 31, 2024, we received commitments for the unsecured financing of the seventh Oasis-class ship for up to 80% of the ship’s contract price and our building contract with Chantiers de l’Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing.
In addition, during 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l' Atlantique to build a fourth Icon-class ship for delivery in 2027 and a sixth Edge-class ship for delivery in 2028. The agreements are contingent upon completion of certain conditions precedent including financing.
In January 2025, we announced the launch of Celebrity River Cruises, a premium river cruise vacation. We entered into agreements for the commitment to an initial order of 10 ships with plans to sail in 2027.
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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation - Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). Passengers Carried, Passenger Cruise Days, Available Passenger Cruise Days and Occupancy reflect the impact of our suspension of operations during parts of 2020 and 2021 and the gradual resumption of full operations starting the second half of 2021 through the first half of 2022:

	Year Ended December 31,
	2024	2023	2022	2021 (1)(3)	2020 (2)
Passengers Carried	8,564,272	7,646,203	5,536,335	1,030,403	1,295,144
Passenger Cruise Days	54,844,780	49,549,127	35,051,935	5,802,582	8,697,893
Available Passenger Cruise Days (APCD)	50,552,731	46,916,259	41,197,650	11,767,441	8,539,903
Occupancy	108.5%	105.6%	85.1%	49.3%	101.9%
___________________________________________________________________
(1)    Due to the elimination of the Silversea Cruises three-month reporting lag in October of 2021, we include Silversea Cruises' metrics from October 1, 2020 through June 30, 2021 and October 1 through December 31, 2021 in the year ended December 31, 2021. The year ended December 31, 2021 does not include July, August, and September 2021 statistics as Silversea Cruises' results of operations for those months are included within Other (expense) income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2021.
(2) Due to the three-month reporting lag effective through September 30, 2021, we include Silversea Cruises' metrics from October 1, 2019 through September 30, 2020 in the year ended December 31, 2020.
(3)    For the year ended December, 31, 2021, we include Azamara Cruises' metrics through March 19, 2021, the effective sale date of the brand. For the year ended December 31, 2020, we include the full year of operations for Azamara Cruises.
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
Passenger ticket revenues accounted for approximately 70%, 69% and 66% of total revenues in 2024, 2023 and 2022, respectively.
Onboard Activities and Other Revenues
Our cruise brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, retail shops and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking prior to embarkation. These onboard activities are offered either directly by us or by independent concessionaires from which we receive a percentage of their revenues. The all-inclusive pricing programs that we offer currently add some of these onboard activity and other services to the base price of the cruise.

In conjunction with our cruise vacations, we offer pre- and post-cruise hotel and tour packages to our Royal Caribbean, Celebrity Cruises and Silversea Cruises guests. We also offer cruise vacation protection coverage to guests in a number of markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. Onboard and other revenues accounted for approximately 30%, 31%, and 34% of total revenues in 2024, 2023, and 2022, respectively.
Segment Reporting
We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of our brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by our brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our President and Chief Executive Officer has been identified as the chief operating decision-maker ("CODM"), and is responsible for carrying out the functions of allocating resources and assessing performance. The CODM uses Operating Income (loss) to assess performance and allocate resources. This financial metric is used by the CODM to review operating trends, and to monitor budget-to-actual variances in order to make key operating decisions. (Refer to Item 8. Financial Statements and Supplementary Data, for financial information.)
Human Capital
Our human capital strategy focuses on attracting, developing and retaining the best talent in the industry. Some key elements of these strategies include: current and future talent needs assessments; a thriving culture that values the contribution of individual talents, skills and ideas; robust opportunities for employee growth and development; support for health and well-being; and an active listening strategy to make sure voices are heard and continuous improvement occurs. We review our human capital strategy with the Talent and Compensation Committee of our Board of Directors on a regular basis.
As of December 31, 2024, our three global cruise brands employed approximately 106,000 employees spanning across our shipboard fleet and shoreside locations. Our shoreside workforce, including private destinations, consisted of approximately 10,800 full time and 50 part-time employees. Our shipboard workforce consisted of approximately, 95,150 employees, and as of December 31, 2024, approximately 88% were covered by collective bargaining agreements.
The following table details the distribution of our workforce by employee type and region as of December 31, 2024:

Employee Type	U.S. Based Employees	International Employees
Shoreside Operations(1)	4,250	4,850
Shipboard Employees	—	95,150
Private Destinations (2)	—	1,750
(1)    Includes full time and part-time employees.
(2)    Private Destinations includes Coco Cay, Labadee and Galapagos based employees.
As a global operation, we take great pride in the broad diversity of our workforce and the value it brings to our company. Females represent 56% of our global shoreside workforce. Our shipboard workforce is comprised of employees from approximately 145 countries. The majority of our shipboard workforce comes from the Philippines (33%), Indonesia (17%) and India (15%). Our shoreside workforce is primarily based out of the U.S. (47%), Philippines (34%), Mexico (6%), and U.K. (4%).

The following table details the gender distribution of our workforce by employee location as of December 31, 2024:

Employee Location	Male	Female
Shoreside - U.S.	46%	54%
Shoreside - International	41%	59%
Shipboard	79%	21%

Our U.S. shoreside workforce is ethnically diverse as shown in the following table:

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	37%
Hispanic	44%
African American	8%
Asian	6%
Others(1)	5%
(1)    No other individual category is greater than 1%.
We offer a variety of learning and development programs to our workforce, which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. This includes additional tools to assist our employees with managing their career development within Royal Caribbean Group. In 2024, our workforce invested approximately 3.2 million hours in learning programs across a variety of areas ranging from Ethics, Compliance, Business Software and Tools, Finance/Accounting, Professional development, Project Management, Cyber Security, Leadership and Safety/Security among others. In total, our workforce completed approximately 4.1 million courses within our learning management systems.
We run our employee pulse surveys periodically to understand and positively impact our employees’ experience. In 2024, our shoreside employee engagement scores remained high and above most global industry benchmarks.
Trademarks
We own a number of registered trademarks related to the Royal Caribbean, Celebrity Cruises and Silversea Cruises cruise brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Silversea Cruises” and its logo, and the names of various cruise ships, ship venues, private destinations, and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
All insurance coverage is subject to certain limitations, exclusions and deductible levels. In addition, in certain circumstances, we either self-insure or co-insure a portion of these risks. Premiums charged by insurance carriers, including carriers in the maritime insurance industry, increase or decrease from time to time and tend to be cyclical in nature. These cycles are impacted both by our own loss experience and by losses incurred in direct and reinsurance markets. We historically have been able to obtain insurance coverage in amounts and at premiums we have deemed to be commercially acceptable. No assurance can be given that affordable and secure insurance markets will be available to us in the future, particularly for war risk insurance. Refer to Item 1A. Risk Factors - “The potential unavailability of insurance coverage, an inability to obtain insurance coverage at commercially reasonable rates or our failure to have coverage in sufficient amounts to cover our incurred losses may adversely affect our financial condition or results of operations” for a discussion of the risks associated with insurance coverage.
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
Environmental Regulations
We are subject to various international, regional, and national laws and regulations relating to environmental protection governing air emissions, water and waste management among others. Under such laws and regulations, we are generally prohibited from discharging materials other than food waste and treated effluents into the waterways, while also reducing our emissions. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, may subject us to increasing compliance costs in the future, including the items described below.
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
International Regulations:
Sulfur Emissions
The MARPOL Regulations imposed reduced global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5% as of January 1, 2020. The MARPOL Regulations also establish special Emission Control Areas ("ECAs") with additional stringent limitations on sulfur emissions in certain geographical areas. There are four established ECAs, one additional ECA being established beginning in May of 2025 and two more in March 2026 that restrict sulfur emissions: the Baltic Sea, the North Sea/English Channel, certain waters surrounding the North American coast, and the waters surrounding Puerto Rico and the U.S. Virgin Islands (the "US Caribbean ECA"), the Mediterranean Sea ECA coming into force in May 2025 and the Norwegian Sea and Canadian Arctic ECA coming into force as early as March 2026. Ships operating in these sulfur ECAs are required to reduce their emissions sulfur content to 0.1%.
Compliance with the MARPOL sulfur regulations has not and is not expected to have a material impact to our results of operations, largely due to a number of mitigating steps we have taken over the last several years. This includes equipping all of our new ships delivered since 2014 with Advanced Emissions Purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet; resulting in 72% of our fleet being equipped with AEP systems. In addition, the majority of our ships on order are being delivered with Liquified Natural Gas ("LNG") technology that meet all sulfur requirements without the need for an AEP system. These efforts will provide us with additional operational and deployment flexibility.
Nitrogen Oxides Emissions

The MARPOL Regulations also impose limitations on Nitrogen Oxides. All new ships operating within the North American and U.S. Caribbean Sea ECA that began construction on or after January 1, 2016 and ships operating in the North and Baltic Sea ECA constructed on or after January 1, 2021 are required to meet more stringent nitrogen oxide emission limits. In order to ensure deployment flexibility, all of our ships under construction are being built to comply with these nitrogen oxide emission rules. Compliance with these MARPOL requirements has not had and is not expected to have, a material impact on our results of operations due to the mitigating steps described above.
Greenhouse Gas ("GHG") Emissions
In 2019, the IMO implemented regulations that require ships to monitor and report their carbon emissions called IMO's Data Collection System ("DCS"). The DCS contemplated the enactment of further obligations and restrictions focused on reducing carbon emissions from ships.
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
Furthermore, the IMO in 2023 revised its initial GHG Strategy to include check points in 2030 and 2040 to seek reductions in absolute GHG emissions from international shipping by at least 20% and 70%, respectively, compared to 2008. The revised IMO strategy also considers various other measures, obligations and restrictions to further reduce carbon emissions from ships. These include a possible fuel standard and a global market-based measure, such as a fuel levy or carbon taxes, with the intent to reduce greenhouse gas emissions. While the exact impact is uncertain at this time as the proposals have yet to be finalized, the global nature of the CII regulation and various other potential measures within the IMO's revised strategy could have a material impact on our results of operations due to increased compliance costs.
Ballast Water
The IMO Ballast Water Management Convention, which came into effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems. The convention also sets requirements for record keeping and maintaining an approved Ballast Water Management Plan. Compliance with this regulation has not had and is not expected to have a material effect on our results of operations,
European Union Regulations:
The European Union (EU) continues to propose and adopt environmental regulations aimed at improving or maintaining environmental standards in the union. One major focus of these regulations is around greenhouse gases. In 2018, the EU adopted the Monitoring, Reporting and Verification regulations which mandated the reporting of emissions data from all ships over 5,000 gross tons. In 2022, the EU proposed a series of carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals of reducing its GHG emissions by 55% from 1990 levels. As part of this package, during 2023, the EU adopted and published the Emission Trading System (ETS) and the FuelEU Maritime regulation. The ETS program imposes requirements to purchase carbon emission allowances beginning in 2024 for 40% of our emissions within Europe, growing to 70% of emissions in 2025, and to 100% of emissions in 2026 and annually thereafter. The EU ETS regulation did not have a material impact on our 2024 results of operations. The impact of the regulation on future periods is uncertain as the costs of ETS allowances will depend on future markets and future deployments. Based on current deployment plans and current prices of ETS allowances, we do not expect the regulation to have a material impact on our 2025 and 2026 results of operations.
The FuelEU Maritime regulation will require ships to reduce GHG intensity in the fuels they consume by 2% as of 2025, and gradually reduce the intensity to 80% by 2050, compared to the 2020 average. All passenger ships will additionally be obligated to connect to shore power when at berth in a Trans-European Transport Network ("TEN-T") port by 2030 and all EU ports by 2035. When fully implemented, the FuelEU Maritime and the remaining Fit for 55 proposals could individually and collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
US. Federal and State Regulations:
The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels. Through the establishment of the Vessel General Permit ("VGP") in 2013, the EPA mandated standards for many of these discharges such as ballast water, bilge water, gray water, anti-fouling and more. The Vessel Incidental Discharge Act (VIDA), which will eventually replace the VGP, was signed into law in 2018 to help clarify and streamline discharge requirements for all states for the incidental discharges covered by the VGP and certain U.S. Coast Guard (“USCG”) regulations for ballast water. The VIDA requires the EPA to develop new national standards of performance for incidental discharge and the USCG will then have two years to develop and implement enforcement regulations. On September 2024, the EPA finalized the national standards of performance for incidental discharges. The exact impacts of these standards on our vessels are uncertain as the USCG has yet to develop the corresponding implementing regulations to enforce compliance. However, the new standards could expand applicability of vessel discharges from 3 to 12 nautical miles which could have impacts on our environmental operations and increase reporting requirements. In the interim, we continue to be subject to the VGP’s requirements for discharges incidental to the normal operations of our vessels.
Refer to Item 1A. Risk Factors - "Factors associated with climate change, including an increasing global regulatory focus, could adversely affect our business", and "Labor, health and safety, financial responsibility, maritime and other regulations and measures could affect operations and increase operating costs" for further discussion of the risks associated with the regulations discussed above.
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
We are also required by the United Kingdom, Norway, Finland, Iceland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds in varying amounts during the course of the year, up to £162 million during the peak season. Additionally, we are required by the Civil Aviation Authority to provide performance bonds totaling £25 million. We maintain with the Norwegian Travel Guarantee Fund performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland, Iceland and the Baltics.
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
Application of Section 883 of the Internal Revenue Code
Royal Caribbean Cruises Ltd., Celebrity Cruises, Inc. and Silversea Cruises Ltd. are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, generate income from sources within the United States. Certain of our subsidiaries, including our United Kingdom tonnage tax company are classified as disregarded entities, or divisions for U.S. federal income tax purposes that may earn U.S. source income. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ships.
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Faegre Drinker Biddle & Reath LLP, based upon and subject to the representations, assumptions, legal authorities and limitations set forth in that opinion, Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., Silversea Cruises Ltd., and relevant ship-owning subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because Royal Caribbean Cruises Ltd. and each of those subsidiaries are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a “publicly traded” corporation). If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
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
Taxation in the Absence of an Exemption Under Section 883
If Royal Caribbean Cruises Ltd., the operator of our vessels, Celebrity Cruises Inc., Silversea Cruises Ltd., or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to U.S. income taxation on a portion of their income derived from or incidental to the international operation of our ships.
Because Royal Caribbean Cruises Ltd. Celebrity Cruises Inc., and Silversea Cruises Ltd., conduct a trade or business in the United States, Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises Ltd., would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries) on income which is effectively connected with our U.S. trade or business (generally only income from U.S. sources). In addition, if any of our earnings and profits effectively connected with our U.S. trade or business were withdrawn, or were deemed to have been withdrawn, from our U.S. trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises Ltd., would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.
If Section 883 were not available to our ship-owning subsidiaries, each such subsidiary would be subject to a special 4% tax on its U.S. source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.
Other United States Taxation
Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises Ltd., earn U.S. source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.
State Taxation
Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., Silversea Cruises Ltd., and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the U.S. source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.
United Kingdom Income Taxation
During the year ended December 31, 2024, we operated 16 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”).
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
Global Minimum Tax
The Organization for Economic Co-operation and Development (OECD) issued Pillar Two model rules ("Global Minimum Tax") introducing a new global minimum tax of 15% with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025. The UK and EU member countries have agreed to adopt these provisions and many countries implemented these rules for 2024. Our parent company is incorporated in Liberia. Liberia has not announced plans to revise its local corporate income tax laws as part of the Pillar Two proposal. The OECD model rules provide an exclusion for “International Shipping Income,” and certain ancillary income, for which certain of our earnings may be eligible.
The Pillar Two rules became effective for a portion of our earnings in 2024 and will also be effective for a portion of our earnings in 2025. These changes did not have a material impact on our 2024 results of operations, and we believe the impact for 2025 will be immaterial. These rules will apply to a majority of our earnings starting in 2026. We have developed mitigation strategies that we believe we can execute to minimize the impact of these provisions to an immaterial amount. However, we continue to evaluate our mitigation options given the evolving nature of the proposed and enacted legislative changes Refer to Item 1A. Risk Factors - "A change in our tax status under the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our results of operations."
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

Information About our Executive Officers
As of February 14, 2025, our executive officers are:

Name	Age	Position
Jason T. Liberty	49	President and Chief Executive Officer
Naftali Holtz	47	Chief Financial Officer
Michael W. Bayley	66	President and Chief Executive Officer, Royal Caribbean
Laura Hodges Bethge	49	President, Celebrity Cruises
Harri U. Kulovaara	72	Executive Vice President, Maritime
R. Alexander Lake	53	Chief Legal Officer and Secretary
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
Naftali Holtz has served as Chief Financial Officer since January 2022. In his role as Chief Financial Officer, Mr. Holtz is responsible for overseeing the Company’s financial planning and analysis, supply chain, risk management, corporate strategy and development, treasury, corporate tax matters, investor relations, investments, internal audit, accounting and financial reporting. Prior to his role as Chief Financial Officer, Mr. Holtz served as Senior Vice President of Finance, responsible for financial planning and analysis, risk management and treasury. Mr. Holtz worked for Goldman Sachs as a Managing Director and Head of Lodging and Leisure Investment Banking before joining the Company in 2019. Mr. Holtz is also a veteran of the Israeli Air Force.
Michael W. Bayley has served as President and Chief Executive Officer of Royal Caribbean since December 2014. Prior to this, he served as President and Chief Executive Officer of Celebrity Cruises since August 2012. Mr. Bayley has been employed by Royal Caribbean for over 40 years, having started as an Assistant Purser onboard one of the Company’s ships. He has served in a number of roles including as Executive Vice President, Operations from February 2012 until August 2012. Other positions Mr. Bayley has held include Executive Vice President, International from May 2010 until February 2012; Senior Vice President, International from December 2007 to May 2010; Senior Vice President, Hotel Operations for Royal Caribbean; and Chairman and Managing Director of Island Cruises.
Laura Hodges Bethge has served as President of Celebrity Cruises since May 2023. Ms. Hodges Bethge’s joined the Company in 2000 and she has since held several leadership roles within various areas of the business, including hotel and marine operations, sales, marketing, product innovation and investor relations. Most recently, she served as Executive Vice President of Shared Services Operations since February 2022, responsible for Royal Caribbean Group’s safety, security and environment, risk management and crew movement teams. Prior to that role, she served as Senior Vice President of Shared Services Operations from December 2020 to February 2022; Senior Vice President of Product Development for Royal Caribbean from February 2020 to December 2020; and Vice President of Customer Experience from April 2017 to February 2020.
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
R. Alexander Lake has served as Chief Legal Officer and Secretary of the Company since June 2021, in which role he has global responsibility for the Company's legal and compliance functions. Mr. Lake joined the Company from World Fuel Services Corporation, a global energy services company, where he spent over 17 years leading the legal, regulatory and compliance areas, serving most recently as Executive Vice President, Chief Legal Officer and Corporate Secretary from 2017 to 2021. Prior to World Fuel Services, Mr. Lake practiced as a corporate lawyer in leading law firms in New York and Miami.

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
Our operating costs, including fuel, food, payroll and benefits, airfare, taxes, insurance, and security costs, can be and have been subject to increases due to market forces and economic or geopolitical conditions or other factors beyond our control, including global inflationary pressures. Increases in these operating costs could adversely affect our future profitability.
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
Natural disasters (e.g., earthquakes, volcanos, wildfires), weather and/or climate events (including hurricanes and typhoons) could impact our source markets and operations resulting in travel restrictions, guest cancellations, an inability to source our crew or our provisions and supplies from certain places. We may be required to alter itineraries and cancel a cruise or a series of cruises or to redeploy our ships due to these types of events, which could have an adverse effect on our sales, operating costs and profitability in the current and future periods. Increases in the frequency, severity or duration of these types of events would exacerbate their impact and could disrupt our operations or make certain destinations less desirable or unavailable impacting our revenues and profitability further. Any of the foregoing could have an adverse impact on our results of operations and on industry performance.
Our sustainability activities, including initiatives to sustain our planet, energize communities and accelerate innovation, could result in reputational risks, increased costs and other risks.
Customers, investors, lenders, regulators and other industry stakeholders have placed increasing importance on responsible and sustainable corporate practices and on the implications and social cost of their investments, which could cause us to incur additional costs and changes to our operations. If our practices or disclosures do not meet stakeholders' evolving expectations and standards, our customer and employee retention, our access to certain types of capital, including export credit financing, and our brands and reputation may be negatively impacted, which could affect our business operations and financial condition. We could also incur additional costs and require additional resources to monitor, report and comply with various sustainability activities, which could increase our operating costs and affect our results of operations and financial condition.
In addition, from time to time, we communicate certain initiatives regarding climate change and other sustainability activities. We could fail or be perceived to fail to achieve such initiatives, which may negatively affect our reputation. The future adoption of new technology or processes to achieve the initiatives could also result in the impairment of existing assets.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2024, a total of 50 new ships with approximately 116,500 berths were on order for delivery through 2028 in the cruise industry, including six ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We also face competition from other cruise lines on the basis of cruise pricing, travel advisor preference and also in terms of the nature of ships, services and destinations that we offer to guests. Our revenues are sensitive to the actions of other cruise lines in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but also on overall industry revenues.
In the event that we do not effectively market or differentiate our cruise brands from our competitors or otherwise compete effectively with other vacation alternatives, our results of operations and financial position could be adversely affected.
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
We rely on supply chain vendors to deliver key products to the operations of our businesses around the world. Any event impacting a vendor’s ability to deliver goods of the expected quality at the location and time needed could negatively impact our ability to deliver our cruise experience. Events impacting our supply chain could be caused by factors beyond the control of our suppliers or us, including inclement weather, natural disasters, labor actions, increased demand, problems in production or distribution, cybersecurity events, and/or disruptions in third-party logistics or transportation systems. Our supply chain can also be impacted by new laws and regulations, such as tariffs and trade sanctions. For example, the imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.
Any interruptions to our supply chain could increase our costs and could limit the availability of products critical to our operations. In addition, increased regulation or stakeholder expectations regarding sourcing practices, or supplier conduct that does not meet such standards, could cause our operating costs to increase or result in publicity that negatively affects our reputation. In order to achieve cost and operational efficiencies, we outsource to third-party vendors certain services that are integral to the operations of our global businesses, such as our onboard concessionaires, certain of our call center operations, guest port services, logistics distribution and operation of a large part of our information technology systems. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. A failure to adequately monitor a third-party service provider’s compliance with a service level agreement or regulatory or legal requirements could result in significant economic and reputational harm to us. There is also a risk the confidentiality, privacy and/or security of data held by third parties or communicated over third-party networks or platforms could become compromised.
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
Although we believe we can access sufficient liquidity to fund our operations, investments and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, credit ratings, our financial performance, the performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due or return collateral that is refundable under our interest rate derivative instruments or other agreements. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows, our ability to meet our financial obligations, our results of operations and our financial condition.
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
Although we currently pay a quarterly cash dividend to holders of our common stock, we may change our dividend policy at any time. The decision to declare and pay dividends on our common stock will be made at the discretion of our Board of Directors and will depend on a number of factors, including our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant.
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
There is increasing global regulatory focus on climate change, greenhouse gas and other emissions, and new laws and regulations are expanding mandatory disclosure, reporting and diligence requirements. These regulatory efforts, both internationally, regionally and nationally, are still developing, including the international alignment of such efforts, and we cannot yet determine what the final regulatory programs or their impact will be on our business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, pay for our emissions, modify our itineraries and may increase our exposure, if any, to climate change-related litigation. Such activity may also impact us by increasing our operating costs, including fuel costs. For example, the European Union has enacted parts of a series of significant carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals, which would require us, among other things, to purchase emission allowances, increase the use of low carbon fuel onboard our vessels as well as connectivity to shore power.
In addition, various state, regional and foreign government or regulatory agencies have enacted, or may enact, environmental regulations or policies, such as requiring the use of low sulfur fuels (e.g., IMO Sulfur Limit) or the carbon intensity indicator regulation ("CII"), that have or could increase our direct cost to operate in certain markets, increase our cost of fuel, limit the supply of compliant fuel, cause us to incur significant expenses to purchase and/or develop new equipment and adversely impact the cruise vacation industry. If enacted, these regulations may individually or collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
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
Royal Caribbean Cruises Ltd. and a number of our subsidiaries are foreign corporations that derive income from a U.S. trade or business and/or from sources within the U.S. We have received an opinion from U.S. tax counsel, based upon and subject to certain representations, assumptions, legal authorities, and limitations set forth in such opinion, to the effect that this income, to the extent derived from or incidental to the international operation of a ship or ships, is excluded from gross income for U.S. federal income tax purposes pursuant to Section 883 of the Internal Revenue Code. We believe that most of our income (including that of our subsidiaries) is derived from or incidental to the international operation of ships.
Our ability to rely on Section 883 could be challenged or could change in the future. Provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia, such that it no longer qualifies as an equivalent exemption jurisdiction, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
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
The Organization for Economic Co-operation and Development (OECD) issued Pillar Two model rules (“Global Minimum Tax”) introducing a new global minimum tax of 15%, which may materially impact us starting in 2026. While we are currently pursuing mitigation strategies, there can be no guarantee they will be successful and the impact to our financial statements could be material. In addition, as budgetary constraints may adversely impact fiscal policy in the jurisdictions in which we operate, we may be subject to changes in our existing tax treatment or other tax reform, as well as increased tax audits.
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
We operate our business globally, which exposes us to a number of risks, including increased exposure to a wider range of regional and local economic conditions, volatile local political conditions, potential changes in duties and taxes, including port costs that vary with passenger head counts, fixed port costs, changing and/or uncertain interpretations of existing tax laws and regulations, required compliance with additional laws and policies affecting cruising, vacation or maritime businesses or governing the operations of foreign-based companies, currency fluctuations, interest rate movements, difficulties in operating under local business environments, port quality and availability in certain regions, U.S. and global anti-bribery laws and regulations, imposition of trade barriers and restrictions on repatriation of earnings.
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2024, we had approximately $1.6 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 7.7% of our total indebtedness. As of December 31, 2024, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2025 interest expense by approximately $14.8 million.
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
As of December 31, 2024, approximately 88% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily or favorably renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
If we are unable to keep pace with developments, design, and implementation in technology, our operations or competitive position could become impaired.
Our business continues to demand the use of sophisticated technology and systems. These technologies and systems require significant investment and must be refined, updated, upgraded and/or replaced with more advanced systems in order to continue to meet our customers’ demands and expectations, to operate in an interconnected business world, as well as to conduct our business operations effectively. If we are unable to do so in a timely manner or within reasonable cost parameters, if there are any disruptions, delays or deficiencies in design or if we are unable to appropriately and timely train our employees to operate any of these new systems, our business could suffer. We also may not achieve the benefits that we anticipate from any new technology or system, which could impair our operating results.
We may be unable to procure appropriate technology in a timely manner or we may incur significant costs in doing so. A failure to adopt the appropriate technology, or a failure or obsolescence in the technology that we have adopted, could adversely affect our results of operations.
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
We are also subject to various risks associated with the collection, handling, storage, and transmission of sensitive information. In the regular course of business, we collect employee, customer, and other third-party data, including personally identifiable information, personal health data and individual payment data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cyber security attacks and the aforementioned risks. In addition, we are subject to federal, state, and international laws relating to the collection, use, retention, security and transfer of personally identifiable information, personal health data and individual payment data. Those laws include, among others, the European Union General Data Protection Regulation and similar state agencies that impose additional cyber security requirements. Complying with these and other applicable laws has caused, and may cause, us to incur substantial costs or require us to change our business practices, and our failure to do so may expose us to substantial fines, penalties, restrictions, litigation, or other expenses and adversely affect our business. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability and could limit our use and disclosure of such information.
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
We conduct regular third-party assessments of our cyber risk management program, and also conduct a periodic assessment of cybersecurity risk as part of broader enterprise risk management (ERM). This assessment includes an evaluation of the Company’s processes to identify and respond to cyber risks and the effectiveness of the Company’s lines of defense. Given the complexity and evolving nature of cybersecurity threats, we leverage both internal cyber analytics and external sources of threat intelligence to evaluate our cyber risks and to properly adjust our risk mitigation approach. We engage third parties to perform periodic assessment of our cyber program maturity against the NIST framework, to perform penetration testing, and to audit our capabilities from time to time. We also maintain controls and procedures that are designed to evaluate cyber risks on an ongoing basis. These processes include prompt communication of certain cybersecurity incidents to the Company’s executives, internal committees and the Board as needed, so that any needed external reporting can be made by management and the Board in a timely manner.
Our policies require each of our employees and crew members to contribute to our data security efforts. We regularly educate our employees about the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.
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
Governance
Our cybersecurity program is led by our Chief Information Officer (CIO) and the Chief Information Security Officer (CISO). They are supported by Information Security Officers who work closely with our operational teams. Our CIO and CISO have more than 35 years of collective experience in the cybersecurity field. The CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks, systems, and data. The CISO has served in similar roles at three major public companies and is a recognized cybersecurity leader. He regularly engages with peer CISOs, cybersecurity experts and organizations, including the Cloud Security Alliance (CSA) and the NIST, to stay informed on the latest industry developments. The CISO regularly informs our internal Disclosure Committee, Chief Financial Officer, and our President and Chief Executive Officer of cybersecurity risks and incidents as per our internal cyber risk framework. This also helps ensure that the highest levels of management are kept abreast of our cybersecurity posture and potential risks.
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

Item 2. Properties
Information about our cruise ships, including their size, may be found within the Operating Strategies - Delivery of state-of-the-art cruise ships, and fleet upgrade and maintenance section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff has the right to petition the United States Supreme Court for a writ of certiorari. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other income (expense) within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees. Following the 11th Circuit's denial of the rehearing petition, we released approximately $124 million of the previously recorded loss contingency for the year ended December 31, 2024, recognized within Other income (expense) within our consolidated statements of comprehensive income (loss).
In addition, we are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 4. Mine Safety Disclosures
None.

PART II
-Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RCL."
Holders
As of February 11, 2025, there were approximately 1,075 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
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
The declaration of dividends shall at all times be subject to the final determination of our board of directors that a dividend is prudent at that time in consideration of the needs of the business. During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends. In the second quarter of 2024, our Board of Directors reinstated our quarterly dividend. Since reinstatement, we have paid a dividend of $0.40 per share of common stock in October 2024, and a dividend of $0.55 per share of common stock in January 2025. Refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on dividends declared.
In February 2025, our Board of Directors declared a dividend of $0.75 per share, payable in April 2025.
Share Repurchases
There were no repurchases of common stock during the year ended December 31, 2024.
During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on share repurchases. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the transaction.
In February 2025, our board of directors authorized a 12-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2019 to December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$225
$200
$175
$150
$125
$100
$75
$50
$25
12/19
12/20
12/21
12/22
12/23
12/24
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/19	12/20	12/21	12/22	12/23	12/24
Royal Caribbean Cruises Ltd.	100.00	56.61	58.28	37.46	98.14	175.65
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
Dow Jones U.S. Travel & Leisure	100.00	101.74	113.43	90.45	123.09	143.76
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2019 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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
•a discussion of our results of operations for the year ended December 31, 2024 compared to the same period in 2023; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.
A discussion of our results of operations, and sources and uses of cash for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 21, 2024 and is incorporated by reference into this Form 10-K.

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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2024 would have increased by approximately $166 million. If our ships were estimated to have no residual value, depreciation expense for 2024 would have increased by approximately $452 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates. Refer to Note 6. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our ships.
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
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a probability weighted discounted cash flow model in combination with a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, and assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2024 impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels;
•Vessel operating expenses;
•Terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate).
The discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the projected cash flows using rates specific to the reporting unit based on its weighted average cost of capital.
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
The impairment review for indefinite-lived intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2024 impairment assessment consisted of:
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
Royal Caribbean Reporting Unit
During the fourth quarter of 2024, we performed a qualitative analysis as part of our annual impairment review of the Royal Caribbean reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean reporting unit exceeded its carrying value and thus, we did not proceed to the two-step goodwill impairment test. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value.
During the fourth quarter of 2023, we performed a quantitative analysis as part of our annual impairment review of the Royal Caribbean reporting unit. The fair value of the reporting unit was determined using a discounted cash flow model in combination with a market-based valuation approach. As a result of the quantitative test, we determined that the fair value of the reporting unit exceeded its carrying value by more than 100%, resulting in no impairment to Royal Caribbean's goodwill.
As of December 31, 2024 and 2023, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296 million.
We did not perform interim impairment evaluations of Royal Caribbean's goodwill during 2024 and 2023, as no triggering events were identified.
Silversea Cruises Reporting Unit
During the fourth quarters of 2024 and 2023, we performed a quantitative analysis as part of our annual impairment review of the Silversea Cruises reporting unit. As of November 30, 2024, and November 30, 2023, the fair value of the Silversea Cruises reporting unit was determined using a probability weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 63%, as of November 30, 2024 and 2023, respectively, resulting in no impairment to Silversea Cruises' goodwill. The carrying value of goodwill attributable to our Silversea Cruises reporting unit was $509 million as of December 31, 2024 and 2023.
During the fourth quarters of 2024 and 2023, we performed our annual impairment reviews of the Silversea Cruises trade name. As a result of the quantitative tests, we determined that the fair value of the Silversea Cruises' trade name exceeded its carrying value by approximately 66% and 62%, as of November 30, 2024 and November 30, 2023, respectively, resulting in no impairment to Silversea Cruises' trade name.
As of December 31, 2024 and 2023, the carrying value of indefinite-life intangible assets was $321 million, which primarily relates to the Silversea Cruises trade name.
We did not perform interim impairment evaluations of Silversea Cruises' goodwill or trade names during 2024 and 2023, as no triggering events were identified.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) Other (income) expense, which includes the 2024 release of the loss contingency recorded in 2022 in connection with the Havana Docks litigation inclusive of related legal fees and costs; (ii) impairment and credit losses; (iii) equity investment impairment, recovery of losses and other; (iv) restructuring charges and other initiatives expense; and (v) gain on sale of controlling interest. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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

Adjusted Gross Margin represents Gross Margin, adjusted for payroll and related, food, fuel, other operating, and depreciation and amortization expenses. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents net income (loss) less net income attributable to noncontrolling interest, excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt; (ii) litigation loss contingency, which includes the 2024 release of the loss contingency recorded in 2022 in connection with the Havana Docks litigation inclusive of related legal fees and costs; (iii) impairment and credit losses; (iv) equity investment impairment, recovery of losses and other; (v) restructuring charges and other initiatives expense; (vi) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; (vii) tax on the sale of PortMiami noncontrolling interest; (viii) Silver Whisper deferred tax liability release; and (ix) gain on sale of controlling interest. A reconciliation of Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Adjusted Operating Income (Loss) is a non-GAAP measure that represents operating income (loss) including income (loss) from equity investments and income taxes but excluding (i) impairment and credit losses; (ii) equity investment impairment, recovery of losses and other; (iii) restructuring charges and other initiatives expense; (iv) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition in 2018; and (v) tax on the sale of PortMiami noncontrolling interest. We use this non-GAAP measure to calculate ROIC (as defined below). A reconciliation of Operating Income to Adjusted Operating Income is provided below under Results of Operations.
Available Passenger Cruise Days ("APCD") is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Constant Currency is a significant measure for our revenues and expenses, which are denominated in currencies other than the U.S. Dollar. Because our reporting currency is the U.S. Dollar, the value of these revenues and expenses in U.S. Dollar will be affected by changes in currency exchange rates. Although such changes in local currency prices are just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor our revenues and expenses in "Constant Currency" - i.e., as if the current period's currency exchange rates had remained constant with the comparable prior period's rates. For the 2024 period presented, we calculate "Constant Currency" by applying the average for 2023 period exchange rates for each of the corresponding months, so as to calculate what the results would have been had exchange rates been the same throughout both periods. We do not make predictions about future exchange rates and use current exchange rates for calculations of future periods. It should be emphasized that the use of Constant Currency is primarily used by us for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies can significantly change the impact of the purely currency-based fluctuations.
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
Gross Margin Yield represent Gross Margin per APCD.
Invested Capital represents the most recent five-quarter average of total debt (i.e., Current portion of long-term debt plus Long-term debt) plus the most recent five-quarter average of Total shareholders' equity. We use this measure to calculate ROIC (as defined below).
Net Cruise Costs and Net Cruise Costs excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, onboard and other expenses and, in the case of Net Cruise Costs excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our cost performance. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes (i) impairment and credit losses; (ii) restructuring charges and other initiatives expense; and (iii) the gain on sale of controlling interests. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations.
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
Passenger Cruise Days ("PCD") represent the number of passengers carried for the period multiplied by the number of days of their respective cruises.
Return on Invested Capital ("ROIC") represents Adjusted Operating Income (Loss) divided by Invested Capital. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business.
Trifecta refers to the multi-year Adjusted EBITDA per APCD, Adjusted EPS and ROIC goals we publicly announced in November 2022. We designed these goals to help us better execute and achieve our business goals by clearly articulating longer-term financial objectives. Under Trifecta, we are targeting Adjusted EBITDA per APCD of at least $100, Adjusted EPS of at least $10, and ROIC of 13% or higher by the end of 2025. On July 25, 2024, we announced the company achieved all three of its Trifecta goals 18 months ahead of schedule, on a trailing twelve-month basis.
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

Executive Overview
2024 performance was exceptionally strong and significantly exceeded our expectations.
We took delivery of two new ships (Utopia of the Seas and Silver Ray), announced the expansion of our private destination portfolio with Royal Beach Club Cozumel and Perfect Day Mexico, and reinstated a dividend to our shareholders. We achieved strong financial performance, including 23.8% Gross Margin Yield growth as-reported, Net Yields increased 11.5% as-reported (11.6% in Constant-Currency), Net Income of $2.9 billion and Adjusted EBITDA of $6.0 billion, Operating Income of 4.1 billion, and ROIC of 16.1%. As announced on July 25, 2024, we also achieved our Trifecta goals 18 months ahead of schedule. In addition, we made significant progress in strengthening our balance sheet, refinancing approximately $6.1 billion of high cost debt, eliminating restrictions on our ability to return capital to shareholders, and eliminating all security and guarantees.
Our 2024 Net Income attributable to Royal Caribbean Cruises Ltd. was $2.9 billion, or $10.94 per diluted share, compared to Net Income attributable to Royal Caribbean Cruises Ltd. of $1.7 billion, or $6.31 per diluted share in 2023. Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for 2024 was $3.2 billion, or $11.80 per diluted share, compared to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $1.8 billion, or $6.77 per diluted share in 2023.
Total revenues in 2024 were $16.5 billion compared to $13.9 billion in 2023 driven by strong ticket revenue and onboard revenue performance, inclusive of capacity growth. As a result of this, Gross Margin Yields increased 23.8% as-reported, and Net Yields increased 11.5% as-reported (11.6% in Constant-Currency), both compared to 2023. The strength in revenue and improved cash flow, combined with our margin expansion efforts allowed us to accelerate debt repayment, improving our debt maturity profile and strengthening our balance sheet.
Cruise operating expenses increased from $7.8 billion in 2023 to $8.7 billion in 2024. Gross Cruise Costs per APCD increased 4.6% as-reported and 4.6% in Constant Currency, compared to 2023. Net Cruise Costs, excluding Fuel, per APCD increased 6.8% as-reported and 6.8% in Constant Currency, compared to 2023, primarily driven by a record 22 ships in drydock in 2024, as well as higher incentive based, non-cash compensation expense.

In 2025, we expect our capacity to increase by 5.4% compared to 2024, with the addition of Star of the Seas in late summer and Celebrity Xcel in late 2025, and a full year of operations for Utopia of the Seas and Silver Ray. In addition, the first Royal Beach Club, at Paradise Island in the Bahamas, is set to open towards the end of the year, and Wonder of the Seas will join Utopia of the Seas focused on short Caribbean itineraries. We also expect to advance development of the Royal Beach Club Cozumel, Perfect Day Mexico, and Silversea’s new hotel in Puerto Williams, Chile that will provide a further-elevated and seamless guest experience for its Antarctica expeditions. Our new ships, optimized deployment, continued load factor growth and enhanced onboard offerings are expected to drive growth in Net Yields and Total Revenues.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2024 include:
•Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the year ended December 31, 2024 was $2.9 billion and $3.2 billion, or $10.94 and $11.80 per share on a diluted basis, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $1.7 billion and $1.8 billion, or $6.31 and $6.77 per share on a diluted basis, respectively, for the year ended December 31, 2023.
•Total revenues increased by $2.6 billion for the year ended December 31, 2024 as compared to the same period in 2023. The increase was primarily due to an increase in capacity, ticket prices and onboard spending in 2024, compared to the same period in 2023.
•Total cruise operating expenses increased by $0.9 billion for the year ended December 31, 2024 compared to the same period in 2023. The increase was primarily due to an increase in capacity in 2024, compared to the same period in 2023.
•In March 2024, we issued $1.25 billion aggregate principal amount of 6.25% senior notes due 2032. Upon closing, we redeemed all of the outstanding $1.25 billion aggregate principal amount of 11.63% Senior Notes Due 2027.
•During the second quarter of 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities.
•In May 2024, we took delivery of Silver Ray. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the financing of the ship.
•In June 2024, we took delivery of Utopia of the Seas. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the financing of the ship.
•In June 2024, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff 7.
•In August 2024, we issued $2.0 billion aggregate principal amount of 6.00% senior notes due 2033. Upon closing, we redeemed all of the outstanding $1.0 billion aggregate principal amount of 9.250% Senior Notes Due 2029, and all of the outstanding $1.0 billion aggregate principal amount of 8.250% Senior Secured Notes Due 2029.
•In August 2024, we completed privately negotiated exchange with certain holders of 6.00% Convertible Senior Notes due 2025 to exchange approximately $827 million in aggregate principal amount for approximately 11.4 million shares of common stock and $827 million in cash.
•In September 2024, we issued $1.5 billion aggregate principal amount of 5.63% senior unsecured notes due 2031. Upon closing, we redeemed the outstanding $700 million aggregate principal amount of 7.25% Senior Notes Due 2030.
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
•In December 2024, we executed the bargain purchase option on the Silver Dawn finance lease for approximately $227 million.
•During the quarter ended December 31, 2024, we repaid the remaining $138 million outstanding balance on the Silver Moon.
•During the year ended December 31, 2024, we released approximately $124 million of the loss contingency inclusive of related legal fees and costs in connection with the Havana Docks litigation. Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
•In February 2025, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff Relax.

For further information regarding the debt and lease transactions discussed above, refer to Note 8. Debt, and Note 9. Leases to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
We reported Net Income (Loss) attributable to Royal Caribbean Cruises Ltd., Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd., Earnings (Loss) per Share and Adjusted Earnings (Loss) per Share as shown in the following table (in millions, except per share data. Certain amounts may not add due to use of rounded numbers):

	Year Ended December 31,
	2024	2023	2022
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$2,877	$1,697	$(2,156)
Loss on extinguishment of debt (1)	463	121	94
Litigation loss contingency (2)	(124)	—	130
Impairment and credit losses (3)	9	8	1
Equity investment impairment, recovery of losses and other	(1)	12	—
Restructuring charges and other initiatives expense	10	5	12
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (4)	6	6	6
PortMiami tax on sale of noncontrolling interest (5)	(3)	7	—
Silver Whisper deferred tax liability release (6)	—	(26)	—
Gain on sale of controlling interest (7)	—	(3)	—
Adjusted Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$3,237	$1,827	$(1,913)

Basic:
Earnings (Loss) per Share	$11.00	$6.63	$(8.45)
Adjusted Earnings (Loss) per Share	$12.38	$7.14	$(7.50)

Diluted:
Earnings (Loss) per Share (8)	$10.94	$6.31	$(8.45)
Adjusted Earnings (Loss) per Share (9)	$11.80	$6.77	$(7.50)

Weighted-Average Shares Outstanding:
Basic	261	256	255
Diluted	279	283	255
(1)    For 2024, includes $119 million of inducement expense related to the partial settlement of our 6.00% convertible notes due 2025. These amounts are included in Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss). Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(2)    For 2024, represents the release of the loss contingency recorded in 2022, in connection with the Havana Docks litigation inclusive of related legal fees and costs. These amounts are included in Other income (expense) within our consolidated statements of comprehensive income (loss). Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(3)    For 2024, primarily represents property and equipment impairment charges related to certain construction in progress assets, which we determined would no longer be completed. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023, includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(4)    Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.

(5)    For 2024, represents adjustments to tax impacts on the 2023 PortMiami sale of noncontrolling interest. For 2023, represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other income (expense) in our consolidated statements of comprehensive income (loss).
(6)    Represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other (expense) income within our consolidated statements of comprehensive income (loss).
(7)    Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(8)    Diluted EPS includes the add-back of $175 million and $88 million of dilutive inducement and interest expense related to our convertible notes for the years ended December 31, 2024, and 2023, respectively.
(9)    Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $56 million and $88 million for the years ended December 31, 2024, and 2023, respectively.
The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2024	2023	2022
Passenger ticket revenues	69.8%	68.8%	65.5%
Onboard and other revenues	30.2%	31.2%	34.5%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	13.6%	14.4%	15.4%
Onboard and other	5.5%	5.8%	6.8%
Payroll and related	7.9%	8.6%	14.6%
Food	5.7%	5.9%	7.4%
Fuel	7.0%	8.3%	12.1%
Other operating	12.7%	12.9%	18.6%
Total cruise operating expenses	52.5%	55.9%	74.8%
Marketing, selling and administrative expenses	12.9%	12.9%	17.9%
Depreciation and amortization expenses	9.7%	10.5%	15.9%
Operating Income (Loss)	24.9%	20.7%	(8.7)%
Other income (expense):
Interest income	0.1%	0.3%	0.4%
Interest expense, net of interest capitalized	(9.6)%	(10.1)%	(15.4)%
Equity investment income	1.6%	1.4%	0.6%
Other income (expense)	0.6%	(0.1)%	(1.3)%
	(7.3)%	(8.4)%	(15.7)%
Net Income (Loss)	17.6%	12.3%	(24.4)%
Less: Net Income attributable to noncontrolling interest	0.1%	0.1%	—%
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	17.5%	12.2%	(24.4)%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2024	2023	2022
Passengers Carried	8,564,272	7,646,203	5,536,335
Passenger Cruise Days	54,844,780	49,549,127	35,051,935
APCD	50,552,731	46,916,259	41,197,650
Occupancy	108.5%	105.6%	85.1%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin were calculated as follows (in millions, except APCD and per APCD data. Certain amounts may not add due to use of rounded numbers; reported EBITDA, Adjusted EBITDA, and per APCD and Margin amounts are calculated from the underlying dollar amounts):

	Year Ended December 31,
	2024	2023	2022

Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$2,877	$1,697	$(2,156)
Interest income	(16)	(36)	(36)
Interest expense, net of interest capitalized	1,590	1,402	1,364
Depreciation and amortization expenses	1,600	1,455	1,407
Income tax expense (1)	46	6	4
EBITDA	6,097	4,524	583

Other (income) expense (2)	(149)	2	115
Impairment and credit losses (3)	9	8	1
Equity investment impairment, recovery of losses and other	4	8	—
Restructuring charges and other initiatives expense	10	5	12
Gain on sale of controlling interest (4)	—	(3)	—
Adjusted EBITDA	$5,971	$4,544	$711

Total revenues	16,484	13,900	8,840

APCD	50,552,731	46,916,259	41,197,650
Net Income (Loss) per APCD	$56.92	$36.17	$(52.33)
Adjusted EBITDA per APCD	$118.13	$96.85	$17.26
Adjusted EBITDA Margin	36.2%	32.7%	8.0%

(1) These amounts are included in Other income (expense) within our consolidated statements of comprehensive income (loss).
(2) Represents net non-operating (income) expense. For 2024, primarily represents the release of the loss contingency recorded in 2022 in connection with the Havana Docks litigation inclusive of related legal fees and costs. The amount excludes income tax expense, included in the EBITDA calculation above.
(3) For 2024, primarily represents property and equipment impairment charges related to certain construction in progress assets, which we determined would no longer be completed. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023, includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(4) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields, Net Yields and Adjusted Gross Margin per PCD were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD, and Adjusted Gross Margin by PCD as follows (in millions, except APCD, PCD, Yields, and Adjusted Gross Margin per PCD. Certain amounts may not add due to use of rounded numbers; reported Yields and per PCD amounts are calculated from the underlying dollar amounts):

	Year Ended December 31,
	2024	2024 On a Constant Currency Basis	2023	2022
Total revenues	$16,484	$16,494	$13,900	$8,840
Less:
Cruise operating expenses	8,652	8,655	7,775	6,616
Depreciation and amortization expenses	1,600	1,600	1,455	1,407
Gross Margin	6,231	6,239	4,670	817
Add:
Payroll and related	1,301	1,302	1,197	1,288
Food	934	934	819	653
Fuel	1,160	1,160	1,150	1,073
Other operating	2,098	2,099	1,799	1,648
Depreciation and amortization expenses	1,600	1,600	1,455	1,407
Adjusted Gross Margin	$13,325	$13,333	$11,090	$6,886

APCD	50,552,731	50,552,731	46,916,259	41,197,650
Passenger Cruise Days	54,844,780	54,844,780	49,549,127	35,051,935
Gross Margin Yields	$123.27	$123.41	$99.54	$19.83
Net Yields	$263.59	$263.75	$236.38	$167.15
Adjusted Gross Margin per PCD	$242.96	$243.11	$223.81	$196.45

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD. Certain amounts may not add due to use of rounded numbers; reported Gross Cruise Costs, Net Cruise Costs, Net Cruise Costs excluding Fuel, and per APCD amounts are calculated from the underlying dollar amounts):

	Year Ended December 31,
	2024	2024 On a Constant Currency Basis	2023	2022
Total cruise operating expenses	$8,652	$8,655	$7,775	$6,616
Marketing, selling and administrative expenses	2,125	2,126	1,792	1,583
Gross Cruise Costs	10,778	10,782	9,567	8,199
Less:
Commissions, transportation and other	2,250	2,251	2,001	1,357
Onboard and other	909	910	809	597
Net Cruise Costs including other costs	7,619	7,621	6,757	6,245
Less:
Impairment and credit losses (1)	9	9	8	1
Restructuring charges and other initiatives expense (2)	10	10	5	12
Gain on sale of controlling interests (3)	—	—	(3)	—
Net Cruise Costs	7,600	7,602	6,747	6,232
Less:
Fuel	1,160	1,160	1,150	1,073
Net Cruise Costs excluding Fuel	$6,440	$6,442	$5,597	$5,159

APCD	50,552,731	50,552,731	46,916,259	41,197,650
Gross Cruise Costs per APCD	$213.20	$213.27	$203.92	$199.02
Net Cruise Costs per APCD	$150.34	$150.38	$143.81	$151.27
Net Cruise Costs excluding Fuel per APCD	$127.40	$127.43	$119.30	$125.23
(1) For 2024, primarily represents property and equipment impairment charges related to certain construction in progress assets, which we determined would no longer be completed. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023, includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations. This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(2) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(3) Represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Adjusted Operating Income and ROIC, were calculated as follows: (in millions, except ROIC. Certain amounts may not add due to use of rounded numbers; Adjusted operating income, Invested Capital, and ROIC amounts are calculated from the underlying dollar amounts):

For the Twelve Months Ended
December 31, 2024
Operating Income	$4,106
Including:
Equity investment income	260
Income tax expense	(46)
Adjustments:
Impairment and credit losses (1)	9
Equity investment impairment, recovery of losses and other	4
Restructuring charges and other initiatives expense	10
Amortization of Silversea Cruises intangible assets related to Silversea Cruises acquisition (2)	6
PortMiami tax on sale of noncontrolling interest (3)	(3)
Adjusted Operating Income	$4,347

Invested Capital	$27,074
ROIC	16.1%

(1) For 2024, primarily represents property and equipment impairment charges related to certain construction in progress assets, which we determined would no longer be completed. This amount is included in Other operating within our consolidated statements of comprehensive income (loss).
(2) Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(3) Represents adjustments to tax impacts on the 2023 PortMiami sale of noncontrolling interest.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
In this section, references to 2024 refer to the year ended December 31, 2024 and references to 2023 refer to the year ended December 31, 2023.
Revenues
Total revenues increased $2.6 billion, or 18.6%, to $16.5 billion in 2024 from $13.9 billion in 2023. Capacity was up 7.8% in 2024, driven by the additions of our newest ships Utopia of the Seas, Icon of the Seas, Silver Ray, as well as a full year of operations from Celebrity Ascent and Silver Nova.
Passenger ticket revenues comprised 69.8% of our 2024 total revenues. Passenger ticket revenues increased by $1.9 billion, or 20.2% to $11.5 billion in 2024 from $9.6 billion in 2023. The increase was primarily due to:
•a 7.8% increase in capacity due to the new ships noted above, an increase in ticket prices on a per passenger basis, and a 2.9% increase in occupancy.
•a $1.2 billion increase driven by higher ticket prices and occupancy in 2024, and a $0.7 billion increase driven by capacity.
The remaining 30.2% of total revenues was comprised of Onboard and other revenues, which increased $0.7 billion, or 15.1% to $5.0 billion in 2024 from $4.3 billion in 2023. The increase was due to:
•a $336 million increase driven by a 7.8% increase in capacity due to the additions of new ships noted above in 2024 compared to the same period in 2023.
•a $318 million increase driven by improved pricing and an increase in occupancy of 2.9% in 2024 compared to the same period in 2023.
Cruise operating expenses
Total Cruise operating expenses increased by $0.9 billion, or 11.3%, to $8.7 billion in 2024 from $7.8 billion in 2023. The increase was primarily due to:
•the 7.8% increase in capacity noted above which increased cruise operating expenses by $603 million; and
•an increase of $300 million driven by various factors including an increase in higher drydock and maintenance related expenses; and commissions due to the increases in ticket prices noted above in 2024 compared to the same period in 2023.
Marketing, selling and administrative expenses
Marketing, selling and administrative expenses increased $333 million, or 18.6% to $2.1 billion in 2024 from $1.8 billion in 2023. The increase was primarily due to an increase in payroll and benefits expense driven by an increase in headcount and higher stock price related to our performance share awards in 2024 compared to the same period in 2023, and higher spending on advertisement and media promotions.
Other income (expense)
Interest expense, net of interest capitalized for 2024 increased $188 million, to $(1.6) billion from $(1.4) billion in 2023. The increase was due to loss on extinguishment of debt of $344 million primarily associated with the full redemption of our 11.625%, 9.250%, 8.250%, and 7.25% Senior Notes, and $119 million inducement expense on the partial settlement of our 2025 Convertible notes in 2024 compared to loss on extinguishment of debt of $121 million during the same period in 2023. The increase was partially offset by a decrease of $146 million lower interest expense in 2024 compared to the same period in 2023, resulting from the 2024 refinancings.
Depreciation and amortization expenses
Depreciation and amortization expenses for 2024 increased $145 million, or 10.0%, to $1.6 billion from $1.5 billion in 2023. The increase was primarily due to the additions of Icon of the Seas, Utopia of the Seas, and Silver Ray compared to the addition of Celebrity Ascent and Silver Nova during the second half of 2023.
Equity investment income for 2024 was $260 million compared to $200 million in 2023. The increase in income was primarily due to income from TUI Cruises, one of our equity method investments, in 2024 compared to 2023.

Other income (expense) increased $111 million, to other income in 2024, from other expense of $(8) million in 2023. The increase was primarily due to the release of the loss contingency of $124 million recorded in 2022 in connection with the Havana Docks litigation.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Net cash provided by operating activities increased by $0.8 billion to $5.3 billion for the year ended December 31, 2024, compared to cash provided of $4.5 billion for the same period in 2023. The increase was primarily driven by higher operating income in 2024 compared to the same period in 2023.
Net cash used in investing activities decreased by $0.5 billion to $3.4 billion for the year ended December 31, 2024, compared to cash used of $3.9 billion for the same period in 2023. The decrease of $0.5 billion was primarily attributable to increased capital expenditures associated with taking delivery of Icon of the Seas, Celebrity Ascent, and Silver Nova in 2023 compared to Utopia of the Seas and Silver Ray in 2024.
Net cash (used in) provided by financing activities was $(1.9) billion for the year ended December 31, 2024, compared to cash used of $(2.0) billion for the same period in 2023. The change of $0.1 billion was primarily attributable to an increase in debt repayments of $2.1 billion, an increase in premiums on repayments of debt of $0.2 billion, an increase of $0.1 billion related to our return to payment of dividends in 2024, and proceeds of $0.2 billion for the sale of noncontrolling interest of PortMiami, which did not recur in 2024. The change was offset by an increase of $2.7 billion related to debt proceeds in 2024 compared to the same period in 2023.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2024, we have two Icon-class ships and one Oasis-class ship on order for our Royal Caribbean brand with an aggregate capacity of approximately 16,900 berths. In addition, as of December 31, 2024, we have one Edge-class ship on order for our Celebrity Cruises brand, with a capacity of approximately 3,250 berths. Refer to Item 1. Business-Operations for further information on our ships on order. We have committed financing arrangements in place covering approximately 80% of the cost of the ship for the four ships on order for our Global Brands, all of which include sovereign financing guarantees.
As of December 31, 2024, the aggregate cost of our ships on order, excluding any ships on order by our Partner Brands, was approximately $7.8 billion, of which we had deposited $815 million. Approximately 43.4% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at December 31, 2024. Refer to Note 16. Fair Value Measurements and Derivative Instruments and Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
As of December 31, 2024, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $5 billion for 2025. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of December 31, 2024, our material cash requirements were as follows (in millions):

	Payments due by period
	2025	2026	2027	2028	2029	Thereafter	Total
Operating Activities:
Interest on debt(1)	$954	$890	$753	$581	$477	$1,630	$5,285
Other(2)	178	188	167	124	118	797	1,572
Investing Activities:
Ship purchase obligations(3)	2,421	1,689	141	1,427	—	—	5,678
Total	$3,553	$2,767	$1,061	$2,132	$595	$2,427	$12,535
_____________________________________________________________________________________________
(1)    Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2024. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2024.
(2)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $4.9 billion in final contractual installments, which have committed financing covering approximately 80% of the cost of the ships on order for our Global Brands, all of which include sovereign financing guarantees. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of December 31, 2024, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2024, we had approximately $5.9 billion of committed financing for our ships on order. As of December 31, 2024, our obligations due through December 31, 2025 primarily consisted of $1.6 billion related to debt maturities, $1.0 billion related to interest on debt and $2.4 billion related to progress payments on our ship orders and, based on expected delivery date, the final installments payable due upon the delivery of Star of the Seas and Celebrity Xcel. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of December 31, 2024, we had liquidity of $4.1 billion, including cash and cash equivalents of $0.4 billion and $3.7 billion of undrawn revolving credit facility capacity. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain a minimum liquidity. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of December 31, 2024, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business. In December 2024, our Board of Directors declared a cash dividend on our common stock of $0.55 per share, which was paid in January 2025. During the third quarter of 2024, our Board of Directors declared a cash dividend on our common stock of $0.40 per share, which was paid in the fourth quarter of 2024.
In February 2025, our Board of Directors declared a dividend of $0.75 per share, payable in April 2025.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Financial Instruments and Other
General
We are exposed to market risk attributable to changes in interest rates, foreign currency exchange rates, fuel prices, and carbon emission allowances. We try to mitigate these risks through a combination of our normal operating and financing activities and through the use of derivative financial instruments pursuant to our hedging practices and policies. The financial impact of these hedging instruments is primarily offset by corresponding changes in the underlying exposures being hedged. We achieve this by closely matching the amount, term and conditions of the derivative instrument with the underlying risk being hedged. Although certain of our derivative financial instruments do not qualify or are not accounted for under hedge accounting, our objective is not to hold or issue derivative financial instruments for trading or other speculative purposes. Refer to Note 16. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2024 and 2023, approximately 92.3% and 83.2%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
The estimated fair value of our fixed-rate debt at December 31, 2024 was $18.4 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. A hypothetical one percentage point decrease in interest rates at December 31, 2024 would increase the fair value of our hedged and unhedged fixed-rate debt by approximately $701 million.
Market risk associated with our floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2025 interest expense by approximately $14.8 million, assuming no change in foreign currency exchange rates.
At December 31, 2024, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2024 (In millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	123	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	151	April 2027	Term SOFR plus	1.30%	3.9%
Ovation of the Seas term loan	242	April 2028	Term SOFR plus	1.00%	3.2%
Harmony of the Seas term loan (1)	209	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	307	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	153	October 2032	Term SOFR plus	0.96%	2.91%
	$1,185
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2024.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $64 million as of December 31, 2024 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.

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
The estimated fair value, as of December 31, 2024, of our Euro-denominated forward contracts associated with our ship construction contracts was a liability of $92 million, based on the present value of expected future cash flows. As of December 31, 2024, the aggregate cost of our ships on order, not including ships on order by our Partner Brands, was approximately $7.8 billion, of which we had deposited $815 million as of such date. Approximately 43.4% and 43.5% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2024 and 2023, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2024, assuming no changes in comparative interest rates, would result in a $337 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €889 million, or approximately $921 million, through December 31, 2024. As of December 31, 2023, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €648 million, or approximately $716 million.
We have included net gains of approximately $96 million and $41 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2024 and 2023, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2024, we maintained an average of approximately $1.1 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2024, 2023 and 2022 changes in the fair value of the foreign currency forward contracts resulted in (losses) gain of approximately $(77) million, $19 million and $(102) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $65 million, $(43) million and $93 million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 7.0% in 2024, 8.3% in 2023 and 12.1% in 2022. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2024, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.0 billion, maturing through 2027. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 60% of our projected 2025 fuel requirements. The estimated fair value of our fuel swap agreements at December 31, 2024 was estimated to be a liability of $33 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2024 would increase our forecasted 2025 fuel cost by approximately $60 million, net of the impact of fuel swap agreements.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as such term is defined in Item 408 of Regulation S-K).
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2025 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Delinquent Section 16(a) Reports"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
We have adopted a Securities Trading Policy governing the purchase, sale and other dispositions of our securities by our directors, officers, and employees. We believe that the Securities Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of the Securities Trading Policy is filed as Exhibit 19 to this report. From time to time, Royal Caribbean Cruises Ltd may engage in transactions in its own securities. It is Royal Caribbean Cruises Ltd.'s policy to comply with all applicable laws, rules and regulations (including appropriate approvals by the Board or appropriate committee, if required) when engaging in transactions of its securities.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Our Consolidated Financial Statements have been prepared in accordance with Item 8. Financial Statements and Supplementary Data and are included beginning on page F-1 of this report.
(1)Financial Statement Schedules
None.
(1)Exhibits

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	2/11/2022
4.1	Agreement of Royal Caribbean Cruises Ltd. to furnish certain debt instruments to the Securities and Exchange Commission*
4.2	Description of the Company's Securities	10-K	4.2	12/31/2023
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.3	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.4	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.5	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.6	Amendment No. 5 (Amended and Restated) in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.5	2/23/2021
10.7	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.15	2/23/2021
10.8	Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	8-K	10.1	3/16/2021
10.9	Amendment No. 2 (Amended and Restated) in connection with the Credit Agreement in respect of “ICON 3” - Hull 1402, dated as of March 18, 2021, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, KfW IPEX-Bank GmbH as the mandated lead arranger, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders	8-K	10.3	3/19/2021
10.10	Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.	10-Q	10.1	9/30/2021
10.11	Fourth Supplemental Agreement (Amended and Restated) relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.2	9/30/2021
10.12	Fourth Supplemental Agreement relating to a secured credit facility for Hull No. M34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.3	9/30/2021
10.13	Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.4	9/30/2021
10.14	Amendment No. 7 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.1	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.15	Amendment No. 3 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH	8-K	10.15	12/28/2021
10.16	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.17	12/28/2021
10.17	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto	8-K	10.20	12/28/2021
10.18	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hibisyeu Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.21	12/28/2021
10.19	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hoediscus Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.22	12/28/2021
10.20	Hull C34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., Sumitomo Mitsui Banking Corporation Limited, Citibank Europe plc (UK Branch), and the banks and financial institutions as lender parties thereto	10-K	10.142	12/31/2021
10.21	Hull L34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., SMBC Bank International plc, Citibank Europe plc, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2022
10.22	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.10	6/30/2022
10.23	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.11	6/30/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.24	Amendment No. 4 in connection with the Credit Agreement in respect of Icon 3 - Hull 1402, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, and KfW IPEX-Bank GmbH.	10-Q	10.14	6/30/2022
10.25	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.15	6/30/2022
10.26	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.16	6/30/2022
10.27	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto.	10-Q	10.17	6/30/2022
10.28	Amendment No. 8 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.21	6/30/2022
10.29	Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of June 30, 2023, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.2	6/30/2023
10.30	Amendment No. 9 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.4	6/30/2023
10.31	Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.6	6/30/2023
10.32	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of June 30, 2023, between the Company, Palmeraie Finance Limited, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.7	6/30/2023

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.33	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of Hull No. M34, dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent and the banks and financial institutions listed therein as lenders.	10-Q	10.8	6/30/2023
10.34	Amended and Restated Credit Agreement, dated October 4, 2023, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties (and as successor to The Bank of Nova Scotia).	8-K	10.1	10/11/2023
10.35	Amended and Restated Credit Agreement, dated October 4, 2023, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties (and as successor to Nordea Bank ABP, New York Branch)	8-K	10.2	10/11/2023
10.36	Amendment No. 5 in connection with the Credit Agreement in respect of “ICON 3” – Hull 1402, dated as of August 11, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, and the banks and financial institutions listed therein as lenders.	10-Q	10.1	9/30/2023
10.37	Amendment No. 7 (Amended and Restated) in connection with the Credit Agreement in respect of “ICON 1” – Hull 1400, dated as of September 5, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.2	9/30/2023
10.38	Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. N34 (Celebrity Xcel), dated December 22, 2023, by and among the Company and the banks and financial institutions listed therein	10-K	10.100	12/31/2023
10.39	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended) †	10-K	10.17	12/31/2016
10.40	Amended and Restated 2008 Equity Incentive Plan †	8-K	10.1	6/3/2022
10.41	Form of Performance Shares Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated *†
10.42	Form of Performance Shares Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated *†
10.43	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the 2008 Equity Incentive Plan, as amended and restated *†
10.44	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated *†
10.45	Form of Restricted Stock Unit Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated *†
10.46	Notice of Award Agreement Amendment *†
10.47	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty †	10-Q	10.2	6/30/2013
10.48	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley †	10-Q	10.3	6/30/2015
10.49	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and Mr. Liberty) †	10-K	10.33	12/31/2014
10.50	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara †	10-K	10.26	2/25/2013

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.51	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Kulovaara and Liberty) †	10-K	10.33	12/31/2014
10.52	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan †	10-Q	10.4	6/30/2015
10.53	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	8-K	10.3	12/8/2005
10.54	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2006
10.55	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2007
10.56	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-Q	10.1	9/30/2008
10.57	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.38	12/31/2008
10.58	Employment Agreement, dated May 1, 2023, between Celebrity Cruises Inc. and Laura Hodges Bethge †	10-Q	10.1	3/31/2024
10.59	Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of May 31, 2024, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.1	6/30/2024
10.60	Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.2	6/30/2024
10.61	Amendment No. 9 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.3	6/30/2024
10.62	Amendment No. 10 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.4	6/30/2024
10.63	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of May 31, 2024, between the Company, Citibank Europe PLC, UK Branch as facility agent, Citibank N.A., London Branch, as global coordinator, and SMBC Bank International PLC as ECA agent.	10-Q	10.5	6/30/2024
10.64	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. M34, dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent.	10-Q	10.6	6/30/2024
10.65	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. N34, dated as of May 31, 2024, between the Company, Advantedge Limited, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, and HSBC Continental Europe.	10-Q	10.7	6/30/2024

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.66	Amendment No. 8 in connection with the Credit Agreement in respect of “Icon 1” – Hull 1400, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.8	6/30/2024
10.67	Amendment No. 7 (Amended and Restated) in connection with the Credit Agreement in respect of “Icon 2” - Hull 1401, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, and the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.9	6/30/2024
10.68	Amendment No. 6 in connection with the Credit Agreement in respect of “Icon 3” – Hull 1402, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, and the banks and financial institutions listed therein as lenders.	10-Q	10.10	6/30/2024
10.69	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, and HSBC Continental Europe.	10-Q	10.11	6/30/2024
10.70	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, and the banks and financial institutions listed therein as upsize lenders.	10-Q	10.12	6/30/2024
10.71	Form of Exchange Agreement	8-K	10.1	8/6/2024
10.72
Amendment No. 8 in connection with the Credit Agreement in respect of “Icon 2” - Hull 1401, dated as of December 5, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, and the banks and financial institutions listed therein as mandated lead arrangers and lenders.*

19	Royal Caribbean Cruises Ltd. Securities Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Opinion and Consent of Faegre Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Naftali Holtz required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Jason T. Liberty and Naftali Holtz pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
97.1	Royal Caribbean Cruises Ltd. Clawback Policy †	10-K	97.1	12/31/2023
*    Filed herewith
**    Furnished herewith
† Management contract or compensatory plan or arrangement.

Interactive Data File

101
The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022;
	(ii)	the Consolidated Balance Sheets at December 31, 2024, and 2023;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2024, 2023 and 2022; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 14, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 14, 2025.

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

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2022, the Company changed the manner in which it accounts for convertible notes.

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

Impairment Assessments – Silversea Cruises Reporting Unit Goodwill and Trade Name

As described in Notes 2, 4 and 5 to the consolidated financial statements, as of December 31, 2024 the Company’s consolidated goodwill balance was $808 million and the goodwill associated with the Silversea Cruises reporting unit was $509 million. The Company’s consolidated indefinite-life intangible assets balance was $321 million which primarily relates to the Silversea Cruises trade name of $319 million. Management reviews goodwill and indefinite-life intangible assets for impairment annually or, when events or circumstances dictate, more frequently. The quantitative impairment assessment consists of a comparison of the fair value of the reporting unit or asset with its carrying value. Fair value is estimated by management using a probability weighted discounted cash flow model in combination with a market-based valuation approach for reporting units and a relief-from-royalty method for trade names. Management’s principal assumptions for the impairment assessments consisted of forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, vessel operating expenses, terminal growth rate, royalty rate, and weighted average cost of capital (i.e., discount rate).

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
February 14, 2025

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Passenger ticket revenues	$11,499	$9,568	$5,793
Onboard and other revenues	4,986	4,332	3,047
Total revenues	16,484	13,900	8,840
Cruise operating expenses:
Commissions, transportation and other	2,250	2,001	1,357
Onboard and other	909	809	597
Payroll and related	1,301	1,197	1,288
Food	934	819	653
Fuel	1,160	1,150	1,073
Other operating	2,098	1,799	1,648
Total cruise operating expenses	8,652	7,775	6,616
Marketing, selling and administrative expenses	2,125	1,792	1,583
Depreciation and amortization expenses	1,600	1,455	1,407
Operating Income (Loss)	4,106	2,878	(766)
Other income (expense):
Interest income	16	36	36
Interest expense, net of interest capitalized	(1,590)	(1,402)	(1,364)
Equity investment income	260	200	57
Other income (expense)	103	(8)	(119)
	(1,210)	(1,174)	(1,390)
Net Income (Loss)	2,896	1,704	(2,156)
Less: Net Income attributable to noncontrolling interest	18	7	—
Net Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$2,877	$1,697	$(2,156)
Earnings (Loss) per Share:
Basic	$11.00	$6.63	$(8.45)
Diluted	$10.94	$6.31	$(8.45)
Comprehensive Income (Loss)
Net Income (Loss)	$2,896	$1,704	$(2,156)
Other comprehensive income (loss):
Foreign currency translation adjustments	17	(9)	10
Change in defined benefit plans	12	6	49
(Loss) Gain on cash flow derivative hedges	(157)	(27)	8
Total other comprehensive (loss) income	(128)	(30)	67
Comprehensive Income (Loss)	2,768	1,674	(2,089)
Less: Comprehensive Income attributable to noncontrolling interest	18	7	—
Comprehensive Income (Loss) attributable to Royal Caribbean Cruises Ltd.	$2,750	$1,667	$(2,089)
____________________________________________________________
Certain amounts may not add due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$388	$497
Trade and other receivables, net	371	405
Inventories	265	248
Prepaid expenses and other assets	670	617
Derivative financial instruments	11	25
Total current assets	1,705	1,792
Property and equipment, net	31,831	30,114
Operating lease right-of-use assets	677	611
Goodwill	808	809
Other assets	2,049	1,805
Total assets	$37,070	$35,131
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$1,603	$1,720
Current portion of operating lease liabilities	74	65
Accounts payable	919	792
Accrued expenses and other liabilities	1,635	1,478
Derivative financial instruments	90	35
Customer deposits	5,496	5,311
Total current liabilities	9,817	9,401
Long-term debt	18,473	19,732
Long-term operating lease liabilities	670	613
Other long-term liabilities	375	486
Total liabilities	29,335	30,232
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 297,368,235 and 284,672,386 shares issued, December 31, 2024 and December 31, 2023, respectively)	3	3
Paid-in capital	7,831	7,474
Retained earnings (accumulated deficit)	2,612	(10)
Accumulated other comprehensive loss	(802)	(674)
Treasury stock (28,468,430 and 28,248,125 common shares at cost, December 31, 2024 and December 31, 2023, respectively)	(2,081)	(2,069)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	7,563	4,724
Noncontrolling Interest	172	175
Total shareholders' equity	7,735	4,899
Total liabilities and shareholders’ equity	$37,070	$35,131

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating Activities
Net Income (Loss)	$2,896	$1,704	$(2,156)
Adjustments:
Depreciation and amortization	1,600	1,455	1,407
Net deferred income tax benefit	—	(8)	(22)
Loss (gain) on derivative instruments not designated as hedges	77	(19)	100
Share-based compensation expense	267	126	36
Equity investment (income) loss	(260)	(200)	(57)
Amortization of debt issuance costs, discounts and premiums	98	109	163
Loss on extinguishment of debt and inducement expense	463	121	94
Changes in operating assets and liabilities:
Decrease (increase) in trade and other receivables	52	99	(234)
Increase in inventories, net	(17)	(24)	(74)
Increase in prepaid expenses and other assets	(137)	(184)	(153)
Increase in accounts payable	120	124	75
Increase in accrued expenses and other liabilities	—	13	352
Increase in customer deposits	186	1,143	1,007
Other, net	(80)	18	(57)
Net cash provided by operating activities	5,265	4,477	481
Investing Activities
Purchases of property and equipment	(3,268)	(3,897)	(2,710)
Cash received on settlement of derivative financial instruments	14	35	53
Cash paid on settlement of derivative financial instruments	(130)	(86)	(356)
Investments in and loans to unconsolidated affiliates	(67)	(31)	—
Cash received on loans to unconsolidated affiliates	18	40	19
Other, net	(13)	16	7
Net cash used in investing activities	(3,446)	(3,923)	(2,987)

Financing Activities
Debt proceeds	10,318	7,641	9,787
Debt issuance costs	(133)	(194)	(252)
Repayments of debt	(11,651)	(9,566)	(7,729)
Premium on repayment of debt	(292)	(80)	(49)
Dividends paid	(107)	—	—
Proceeds from sale of noncontrolling interest	—	209	—
Other, net	(57)	(3)	(16)
Net cash (used in) provided by financing activities	(1,922)	(1,993)	1,741
Effect of exchange rate changes on cash and cash equivalents	(6)	1	(2)
Net decrease in cash and cash equivalents	(109)	(1,438)	(767)
Cash and cash equivalents at beginning of year	497	1,935	2,702
Cash and cash equivalents at end of year	$388	$497	$1,935

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$1,210	$1,442	$960
Non-Cash Investing Activities
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$47	$50	$34
Acquisition of property and equipment from assumed debt	$—	$—	$277
Non-Cash Financing Activities
Debt related to acquisition of property and equipment	$—	$—	$277
Non-cash inducement on convertible notes exchange	$104	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
	(in millions)
Balances at January 1, 2022	$3	$7,558	$303	$(711)	$(2,066)	$—	$5,087
Activity related to employee stock plans	—	35	—	—	—	—	35
Cumulative effect of adoption of Accounting Standards Update 2020-06	—	(308)	146	—	—	—	(162)
Changes related to cash flow derivative hedges	—	—	—	8	—	—	8
Change in defined benefit plans	—	—	—	49	—	—	49
Foreign currency translation adjustments	—	—	—	10	—	—	10
Purchases of treasury stock	—	—	—	—	(2)	—	(2)
Net Loss attributable to Royal Caribbean Cruises Ltd.	—	—	(2,156)	—	—	—	(2,156)
Balances at December 31, 2022	$3	$7,285	$(1,707)	$(644)	$(2,068)	$—	$2,869
Activity related to employee stock plans	—	130	—	—	—	—	130
Convertible notes settlements	—	13	—	—	—	—	13
Changes related to cash flow derivative hedges	—	—	—	(27)	—	—	(27)
Change in defined benefit plans	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	(9)	—	—	(9)
Purchases of treasury stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interests	—	46	—	—	—	174	220
Net Income attributable to Noncontrolling interests	—	—	—	—	—	7	7
Dividends from noncontrolling interests	—	—	—	—	—	(6)	(6)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,697	—	—	—	1,697
Balances at December 31, 2023	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
Activity related to employee stock plans	—	253	—	—	—	—	253
Common stock dividends, $0.95 per share	—	—	(255)	—	—	—	(255)
Convertible notes settlements	—	104	—	—	—	—	104
Changes related to cash flow derivative hedges	—	—	—	(157)	—	—	(157)
Change in defined benefit plans	—	—	—	12	—	—	12
Foreign currency translation adjustments	—	—	—	17	—	—	17
Purchases of treasury stock	—	—	—	—	(12)	—	(12)
Net Income attributable to Noncontrolling interests	—	—	—	—	—	18	18
Other activity attributable to noncontrolling interest	—	—	—	—	—	(21)	(21)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	2,877	—	—	—	2,877
Balances at December 31, 2024	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 68 ships as of December 31, 2024. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using an income approach, which may also include a combination of a market-based valuation approach. The estimation of fair value utilizing a probability weighted discounted cash flow model includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, interest rates, ship additions and retirements as well as regarding the cruise vacation industry's competitive environment and general economic and business conditions. The principal assumptions used in the probability weighted discounted cash flow model for our 2024 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) vessel operating expenses, (iv) terminal growth rate, and (v) weighted average cost of capital (i.e., discount rate). The probability weighted discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the probability weighted projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the probability weighted discounted cash flow model for our 2024 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) terminal growth rate; (iv) royalty rate; and (v) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
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
Total advertising costs inclusive of media, online advertising, brochure, production and direct mail costs were $612 million, $506 million and $509 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows in our consolidated statements of cash flows. Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items in our consolidated statements of cash flows. For example, we classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. Cash flows from derivative instruments not designated as hedging instruments are classified as investing activities.
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
Segment Reporting
We believe our brands possess the versatility to enter multiple cruise market segments within the cruise vacation industry. Although each of these brands has its own marketing style as well as ships and crews of various sizes, the nature of the products sold and services delivered by these brands share a common base (i.e., the sale and provision of cruise vacations). Our brands also have similar itineraries as well as similar cost and revenue components. In addition, our brands source passengers from similar markets around the world and operate in similar economic environments with a significant degree of commercial overlap. As a result, our brands have been aggregated as a single reportable segment based on the similarity of their economic characteristics, types of consumers, regulatory environment, maintenance requirements, supporting systems and processes as well as products and services provided. Our Chief Executive Officer has been identified as the chief operating decision-maker ("CODM"), and is responsible for carrying out the functions of allocating resources and assessing performance. The CODM uses Operating Income (loss) to assess performance and allocate resources. This financial metric is used by the CODM to review operating trends and to monitor budget-to-actual variances in order to make key operating decisions.
Adoption of Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06"), which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments, requiring bifurcation only if the convertible debt feature qualifies as a derivative under Accounting Standards Codification ("ASC") 815, Derivatives and Hedging ("ASC 815") or for convertible debt issued at a substantial premium. The ASU removes certain settlement conditions required for equity contracts to qualify for the derivative scope exception, permitting more contracts to qualify for it. In addition, the guidance eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. The guidance also decreases interest expense due to the reversal of the remaining non-cash convertible debt discount. On January 1, 2022 we adopted this pronouncement using the modified retrospective approach to recognize our convertible notes as single liability instruments given they do not qualify as derivatives under ASC 815, nor were they issued at a substantial premium. Accordingly, as of January 1, 2022, we recorded a $161 million increase to debt, primarily as a result of the reversal of the remaining non-cash convertible debt discount, as well as a reduction of $307.6 million to additional paid in capital, which resulted in a cumulative effect on adoption of approximately $146.2 million to increase retained earnings.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. This ASU also requires public entities with a single reportable segment to provide all the disclosures required by the amendments in this ASU and all existing segment disclosures in Topic 280. The amendments in this ASU are intended to improve financial reporting by requiring disclosure of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the amendments should be applied retrospectively to all periods presented. We adopted the new guidance effective for the fiscal year beginning January 1, 2024. The adoption of this guidance did not have a material impact to our consolidated financial statements or disclosures given our consolidated statement of comprehensive income (loss) already includes disclosure of our significant segment expenses that are regularly provided to our chief operating decision-maker.
In November 2024, the FASB issued ASU No. 2024-04, Debt - Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This ASU is intended to improve the relevance and consistency in application of the induced conversion guidance by clarifying the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion rather than a debt extinguishment. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for entities that have adopted the amendments in Update 2020-06 and the amendments can be applied on either a prospective or a retrospective basis. We early adopted the new guidance effective October 1, 2024 on a retrospective basis. The adoption of this guidance did not have a material impact to our consolidated financial statements or disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $1.1 billion, $896 million and $639 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenues by itinerary
North America(1)	$10,594	$8,707	$5,716
Asia/Pacific	1,380	993	372
Europe	2,697	2,685	1,754
Other Regions(2)	1,025	847	540
Total revenues by itinerary	15,696	13,232	8,382
Other revenues(3)	788	668	458
Total revenues	$16,484	$13,900	$8,840
(1) Includes the United States, Canada, Mexico and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South American countries and Antarctica.
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2024, 2023 and 2022, our guests were sourced from the following areas:

	Year Ended December 31,
	2024	2023	2022
Passenger ticket revenues:
United States	75%	74%	75%
All other countries (1)	25%	26%	25%
(1) No other individual country's revenue exceeded 10% for the years ended December 31, 2024, 2023 and 2022.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $2.8 billion and $2.6 billion as of December 31, 2024 and December 31, 2023, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, our customer deposit balance includes $222 million of unredeemed future cruise credits ("FCCs"), which were mostly held by guests with bookings on sailings that were cancelled during our suspension of global cruise operations. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the year ended December 31, 2024. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of December 31, 2024, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2024 and 2023, our contract assets were $161 million and $167 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $252 million and $257 million as of December 31, 2024 and 2023, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Goodwill
As of November 30, 2024, we performed our annual goodwill impairment review and determined there was no impairment of goodwill for the Silversea Cruises and Royal Caribbean reporting units.
In respect to the Silversea Cruises reporting unit, we determined the fair value of the Silversea Cruises reporting unit exceeded its carrying value by approximately 63%, as of November 30, 2024. We did not perform interim impairment evaluations during the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 as no triggering events were identified. We used a probability weighted discounted cash flow model in combination with a market-based valuation approach for the Silversea reporting unit. This requires the use of assumptions that are subject to risk and uncertainties.
The principal assumptions used in the discounted cash flow model that support our Silversea Cruises reporting unit goodwill impairment assessment consisted of:
•Forecasted revenues per available passenger cruise day;
•Occupancy rates from existing vessels;
•Vessel operating expenses;
•Terminal growth rate; and
•Weighted average cost of capital (i.e., discount rate)
For the Royal Caribbean Reporting unit, we performed a qualitative assessment to determine whether it was more-likely-than not that our Royal Caribbean reporting unit's fair value was less than its carrying amount. The qualitative analysis included assessing the impact of certain factors such as general economic conditions, limitations on accessing capital, changes in forecasted operating results, changes in fuel prices and fluctuations in foreign exchange rates. Based on our qualitative

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean reporting unit exceeded its carrying value. We did not perform interim impairment evaluations during the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 as no triggering events were identified.
The carrying value of goodwill attributable to our Royal Caribbean, Celebrity Cruises, and Silversea Cruises reporting units during the years ended December 31, 2024 and 2023 were as follows (in millions):

	Royal Caribbean	Celebrity Cruises	Silversea Cruises	Total
Balance at December 31, 2023	$296	$4	$509	$809
Balance at December 31, 2024	$296	$3	$509	$808
Accumulated impairment losses to the carrying value of goodwill attributable to our reporting units were $576 million as of December 31, 2024 and December 31, 2023.
Note 5. Intangible Assets
Intangible assets consist of finite and indefinite-life assets and are reported within Other assets in our consolidated balance sheets.
As of November 30, 2024, we performed our annual trade name impairment review and determined no impairment losses existed at the date of this annual assessment for this indefinite-life intangible asset. We determined the fair value of the Silversea Cruises trade name exceeded its carrying value by approximately 66% at the date of this annual assessment. We did not perform interim impairment evaluations during the quarters ended March 31, 2024, June 30, 2024, and September 30, 2024 as no triggering events were identified.
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
•Occupancy rates from existing vessels;
•Terminal growth rate;
•Royalty rate; and
•Weighted average cost of capital (i.e., discount rate).
The following is a summary of our intangible assets as of December 31, 2024 (in millions, except weighted average amortization period):

	As of December 31, 2024
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	8.6	$97	$42	$—	$55
Galapagos operating license	19.6	41	13	—	28
Total finite-life intangible assets		138	55	—	83
Indefinite-life intangible assets (1)		352	—	31	321
Total intangible assets, net		$490	$55	$31	$404
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

Note 6. Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2024	2023
Ships	$41,046	$36,255
Ship improvements	2,491	2,259
Ships under construction	1,048	3,052
Land, buildings and improvements, including leasehold improvements and port facilities	887	763
Computer hardware and software, transportation equipment and other	1,668	1,595
Total property and equipment	47,140	43,924
Less—accumulated depreciation and amortization	(15,309)	(13,810)
	$31,831	$30,114
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $63 million, $99 million, and $64 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In May 2024, we took delivery of Silver Ray. In June 2024, we took delivery of Utopia of the Seas. Refer to Note 8. Debt for further information on the financings for Silver Ray and Utopia of the Seas. In June 2023, we took delivery of Silver Nova. In November 2023, we took delivery of Celebrity Ascent and Icon of the Seas.
In our consolidated statement of cash flows for the years ended December 31, 2024 and 2023, respectively, the acceptance of the ships and satisfaction of our obligations under the shipbuilding contract were classified as outflows and constructive disbursements within Investing Activities while the amounts novated and effectively advanced from our lenders under our previously committed financing arrangements were classified as inflows and constructive receipts within Financing Activities.
Long-lived Assets impairments
During the years ended December 31, 2024, 2023, and 2022, there were no material impairment charges recognized. Any impairment charges recognized on Long-lived Assets used in our operations are generally reported within Other operating in our consolidated statements of comprehensive income (loss).

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
As of December 31, 2024, the net book value of our investment in TUIC was $814 million, primarily consisting of $749 million in equity and a loan of €55 million, or approximately $57 million, based on the exchange rate at December 31, 2024. As of December 31, 2023, the net book value of our investment in TUIC was $657 million, primarily consisting of $566 million in equity and a loan of €71 million, or approximately $79 million, based on the exchange rate at December 31, 2023. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is payable over 10 years. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 49% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. During the fourth quarter of 2024, we acquired an additional 9% ownership interest in Grand Bahama for an immaterial amount, taking our noncontrolling interest from 40% to 49%.
In 2023, we formed a 50%-owned joint venture with the other 49% shareholder of Grand Bahama to operate Floating Docks S. DE RL. (“Floating Docks”). Floating Docks will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $37 million as of December 31, 2024. Our investment in Floating Docks is $80 million as of December 31, 2024.
We have determined that Floating Docks is a VIE. We have determined that we are not the primary beneficiary of Floating Docks since we believe that the power to direct the activities that most significantly impact Floating Docks' economic performance is shared between ourselves and our joint venture partner. All the significant operating and financial decisions of

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Floating Docks require the consent of both parties which we believe creates shared power over Floating Docks. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
During the fourth quarter of 2024, we entered into an agreement to sell one-third of our ownership interests in both Grand Bahama and Floating Docks. The transaction is expected to close in the first half of 2025, subject to regulatory approval and customary closing conditions.
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
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Year ended December 31,
	2024	2023	2022
Share of equity income from investments	$260	$200	$57

	As of December 31,
	2024	2023
Total notes receivable due from equity investments	$138	$105
Less-current portion (1)	17	19
Long-term portion (2)	$121	$86
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in millions):

	As of December 31,
	2024	2023
Current assets	$589	$528
Non-current assets	5,997	5,264
Total assets	$6,586	$5,792

Current liabilities	$1,470	$1,464
Non-current liabilities	3,299	2,907
Total liabilities	$4,769	$4,371

	Year ended December 31,
	2024	2023	2022
Total revenues	$2,524	$2,328	$1,539
Total expenses	(1,978)	(1,857)	(1,416)
Net income (loss)	$546	$471	$123

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated investments ("controlled subsidiaries")
As described above, we hold equity interests in ventures related to our cruise operations. We account for these investments as a controlled subsidiary when we determine we are the primary beneficiary.
As part of the transaction with iCON, we sold an 80% interest in the entity which owns our terminal at PortMiami for $209 million and retained a 20% minority interest, effective March 31, 2023. The cash consideration received for the sale of the PortMiami terminal company, net of transaction costs, was allocated between paid in capital and noncontrolling interest using the net book value of our investment in the PortMiami terminal, as presented in the statement of shareholders' equity. As part of the transaction, we also sold a noncontrolling interest in another entity which is developing a port project in Spain for an immaterial amount. We have determined that both of these entities are VIEs, and we are the primary beneficiary as we have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we continue to consolidate both entities, along with other investments where we are considered the primary beneficiary, none of which are considered material for disclosure as of December 31, 2024.
Note 8. Debt
Debt consists of the following (in millions):

			As of December 31,
	Weighted Average Rate(1)	Maturities Through	2024	2023
Fixed rate debt:
Unsecured senior notes	5.59%	2026 - 2033	$9,699	$7,899
Secured senior notes	—%	2029	—	1,000
Unsecured term loans	3.27%	2027 - 2036	7,687	6,569
Convertible notes	6.00%	2025	322	1,150
Total fixed rate debt			17,708	16,618
Variable rate debt:
Unsecured revolving credit facilities(2)	5.91%	2026 - 2028	340	899
USD unsecured term loans	6.02%	2026 - 2037	2,227	3,666
Euro unsecured term loans	3.97%	2028	212	443
Total variable rate debt			2,779	5,008
Finance lease liabilities			117	369
Total debt (3)			20,604	21,995
Less: unamortized debt issuance costs			(528)	(543)
Total debt, net of unamortized debt issuance costs			20,076	21,452
Less—current portion			(1,603)	(1,720)
Long-term portion			$18,473	$19,732
(1)Weighted average interest rates are based on outstanding loan balance as of December 31, 2024, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2)Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin of 1.33%. Based on applicable Term SOFR rates, as of December 31, 2024, the interest rate under the unsecured credit facilities was 5.77%. We also pay a facility fee of 0.17% of the total commitments under such facility.
(3)At December 31, 2024 and 2023, the weighted average interest rate for total debt was 5.03% and 6.06%, respectively.

Unsecured Revolving Credit Facilities
During the quarter ended December 31, 2024, we increased the capacity of our unsecured revolving credit facilities due in 2026 and 2028, respectively, by $355 million utilizing their respective accordion features. As of December 31, 2024 our

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

aggregate revolving credit capacity is $4.1 billion of which $2.04 billion of the commitments are scheduled to mature in October 2026 and $2.04 billion of the commitments are scheduled to mature in October 2028. As of December 31, 2024, we had undrawn capacity of $3.7 billion under our unsecured revolving credit facilities.
Convertible Notes due 2025
In August 2024, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes due 2025. The holders exchanged approximately $827 million in aggregate principal amount for approximately 11.4 million shares of common stock and $827 million in cash, plus accrued and unpaid interest. The convertible notes exchange resulted in an induced conversion expense of $119 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.

The net carrying value of the 6.00% convertible notes was as follows:

(in millions)	As of December 31, 2024	As of December 31, 2023
Principal	$322	$1,150
Less: Unamortized debt issuance costs	1	13
	$321	$1,137
The interest expense recognized related to the 6.00% convertible notes was as follows:

(in millions)	As of December 31, 2024	As of December 31, 2023
Contractual interest expense	$50	$69
Amortization of debt issuance costs	6	8
	$56	$77

Convertible Notes due 2023
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
2024 Debt financing transactions
In March 2024, we issued $1.25 billion of senior unsecured notes due in 2032 for net proceeds of approximately $1.24 billion. Interest accrues on the notes at a fixed rate of 6.25% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance, together with cash on hand, were used to redeem all of the outstanding $1.25 billion aggregate principal amount of 11.625% Senior Notes due 2027. The repayment resulted in a loss on extinguishment of debt of $116 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
In August 2024, we issued $2.0 billion of senior unsecured notes due in 2033 for net proceeds of approximately $1.98 billion. Interest accrues on the notes at a fixed rate of 6.00% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance were used to redeem all of our outstanding $1.0 billion aggregate principal of 9.250% Senior Notes due 2029 and all of our outstanding $1.0 billion aggregate principal amount of 8.250% Senior secured notes due 2029. The repayment resulted in a loss on extinguishment of debt of $142 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2024, we issued $1.5 billion of senior unsecured notes due in 2031 for net proceeds of approximately $1.49 billion. Interest accrues on the notes at a fixed rate 5.63% per annum and is a payable semi-annually in arrears. The proceeds from this notes issuance were used to redeem all of our outstanding $700 million aggregate principal amount of the 7.25% Senior Notes due 2030. The repayment resulted in a loss on extinguishment of debt of $61 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
During the fourth quarter of 2024, we repaid the remaining $138 million of the Silver Moon term loan due 2028, which resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
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
In October 2023, we paid the remaining $502 million of the $0.6 billion unsecured term loan due October 2023 which was previously amended in September 2022 to extend the maturity date of advances under the facilities held by consenting lenders by 12 months to October 2024. The payment resulted in an immaterial loss on extinguishment of debt recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2023.
2024 Export credit facilities and agency guarantees
In May 2024, we took delivery of Silver Ray. To finance the delivery, we borrowed $507 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.33% per annum.
In June 2024, we took delivery of Utopia of the Seas. To finance the delivery, we borrowed a total of $1.5 billion under the committed financing agreement, resulting in an unsecured term loan which is 100% guaranteed by BpiFrance Assurance Export. The unsecured term loan amortizes semi-annually over 12 years and bears interest primarily at a fixed rate of 3.00% per annum.
During the second quarter of 2024, we repaid $839 million of outstanding deferred amounts under our export credit facilities, which eliminated the restriction on dividends and share repurchases. These repayments included both scheduled payments and an early repayment of the amortization deferral obtained on our export credit facilities in 2020 and 2021, which resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
2023 Export credit facilities and agency guarantees
In June 2023, we took delivery of Silver Nova. To finance the delivery, we borrowed a total of $503 million under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Euler Hermes. The unsecured loan amortizes semi-annually over 12 years and bears interest at a fixed rate of 4.21% per annum.
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
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of December 31, 2024, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain minimum liquidity. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of December 31, 2024, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt including finance leases, as of December 31, 2024 for each of the next five years (in millions):

Year	As of December 31, 2024 (1)
2025	$1,604
2026	2,927
2027	2,587
2028	3,413
2029	998
Thereafter	9,075
$20,604
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2024.

Note 9. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of December 31, 2024 and 2023. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $168 million and $167 million as of December 31, 2024 and December 31, 2023, respectively. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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
Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of December 31, 2024 and 2023.
The Company's master lease agreement (“Master Lease”) with Miami-Dade County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease which we are reasonably certain to exercise. In November 2023, we executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with Miami-Dade County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $106 million and $104 million as of December 31, 2024 and December 31, 2023, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
During the quarter ended December 31, 2024, we executed the bargain purchase option and paid in full all of the outstanding aggregate principal amount of the Silver Dawn finance lease for approximately $227 million, which resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental balance sheet information for leases was as follows (in millions):

	As of December 31, 2024	As of December 31, 2023
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$146	$520
Accumulated depreciation	(50)	(69)
Property and equipment, net	96	451
Operating lease right-of-use assets	677	611
Total lease assets	$773	$1,062
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$7	$26
Long-term debt	110	343
Total finance lease liabilities	117	369
Operating lease liabilities:
Current portion of operating lease liabilities	74	65
Long-term operating lease liabilities	670	613
Total operating lease liabilities	744	678
Total lease liabilities	$861	$1,047

The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Lease costs:
Operating lease costs	Commission, transportation and other	$208	$183	$127
Operating lease costs	Other operating expenses	14	22	22
Operating lease costs	Marketing, selling and administrative expenses	19	21	19
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	13	22	24
Interest on lease liabilities	Interest expense, net of interest capitalized	30	30	22
Total lease costs		$284	$278	$214
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2024 and December 31, 2023, we had $115 million and $85 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively. These variable lease costs are included within the balances presented above.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2024	As of December 31, 2023
Weighted average of the remaining lease term in years
Operating leases	17.96	19.43
Finance leases	47.54	23.92
Weighted average discount rate
Operating leases	7.23%	7.53%
Finance leases	6.90%	5.83%
Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$232	$178	$127
Operating cash flows from finance leases	30	30	22
Financing cash flows from finance leases	$252	$31	$48
As of December 31, 2024, maturities related to lease liabilities were as follows (in millions):

Years	Operating Leases	Finance Leases
2025	$123	$15
2026	117	10
2027	115	9
2028	111	9
2029	64	8
Thereafter	1,009	489
Total lease payments	1,539	540
Less: Interest	(795)	(423)
Present value of lease liabilities	$744	$117

Note 10. Shareholders' Equity
On January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach to recognize our convertible notes as single liability instruments. As a result of the adoption of this pronouncement, the cumulative effect to Shareholders' equity was a reduction of $162 million.
Dividends
During the fourth and third quarters of 2024, our Board of Directors declared dividends of $0.55 and $0.40 per share which were paid in the January 2025 and October 2024, respectively. We did not declare any dividends during the years ended December 31, 2023 and December 31, 2022. During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends and share repurchases. Refer to Note 8. Debt for further information on the transaction.
In February 2025, our Board of Directors declared a dividend of $0.75 per share, payable in April 2025.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests
In 2023, we closed the partnership with iCON. We sold 80% of the entity which owns our terminal at PortMiami for $209 million and retained a 20% minority interest. The cash consideration received, net of transaction costs, was allocated between paid-in capital and noncontrolling interest in the accompanying consolidated statement of shareholders' equity for the year ended December 31, 2023. Refer to Note 7. Investments and Other Assets for further information on the transaction.
Common Stock Repurchase Program
In February 2025, our board of directors authorized a 12-month common stock repurchase program for up to $1 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions.
Note 11. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 10,083,570 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our board of directors) may be granted awards of more than 500,000 shares and no non-employee member of our board of directors may be granted awards with a value, measured as of the grant date, which together with cash compensation paid to such director for such calendar year, would exceed $750,000. Restricted stock units outstanding as of December 31, 2024, generally vest in equal installments over three or four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Our officers receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2024, we issued a target number of 272,583 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on the Company's invested capital ("ROIC"), adjusted earnings per share ("Adjusted EPS"), and Carbon Intensity Reduction for the year ended December 31, 2024, to December 31, 2026, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2027 for events that are outside of management's control.
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
In 2024, we issued 87,937 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance; however, grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2024 awards will be based on the Company's ROIC, Adjusted EPS, and Carbon Intensity Reduction for the year ended December 31, 2024, to December 31, 2026, as may be adjusted by the Talent and Compensation Committee of our board of directors in early 2027 for events that are outside of management's control.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 2,800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

month of the purchase period. During the years ended December 31, 2024, 2023 and 2022, 102,796, 151,989 and 171,279 shares of our common stock were purchased under the ESPP at a weighted-average price of $135.55, $71.23 and $44.01, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2024, 2023 and 2022 was as follows (in millions):

	Employee Stock-Based Compensation
Classification of expense	2024	2023	2022
Marketing, selling and administrative expenses	$267	$126	$36
Total compensation expense	$267	$126	$36

Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2024	1,106,758	$76.72
Granted	405,782	121.97
Vested	(562,296)	76.92
Canceled	(65,662)	91.34
Non-vested share units as of December 31, 2024	884,582	$96.27
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2023 and 2022 was $75.26 and $72.21, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2024, 2023 and 2022 was $72 million, $33 million, and $30 million, respectively. As of December 31, 2024, we had $42 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 0.77 years.
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

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2024	673,135	$78.59
Granted	272,583	114.70
Vested	(237,970)	84.83
Canceled	(42,595)	86.69
Non-vested share units as of December 31, 2024	665,153	$90.64

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2023 and 2022 was $73.96 and $79.80, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2024, 2023 and 2022 was $32 million, $7 million and $5 million, respectively. As of December 31, 2024, we had $90 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 1.19 years.
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

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2024	867,864	$79.65
Granted	87,937	120.94
Vested	(213,628)	84.83
Canceled	(128,174)	84.83
Non-vested share units as of December 31, 2024	613,999	$82.68
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2023 and 2022 was $74.59 and $79.80, respectively. As of December 31, 2024, we had $2 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 0.97 years.
Note 12. Earnings (Loss) Per Share
A reconciliation between basic and diluted Earnings (Loss) per share is as follows (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net Income (loss) attributable to Royal Caribbean Cruises Ltd. for basic earnings (loss) per share	$2,877	$1,697	$(2,156)
Add convertible notes interest and inducement expense	175	88	—
Net Income (loss) attributable to Royal Caribbean Cruises Ltd. for diluted earnings (loss) per share	$3,052	$1,785	$(2,156)
Weighted-average common shares outstanding	261	256	255
Dilutive effect of stock-based awards	1	1	—
Diluted effect of convertible notes	17	26	—
Diluted weighted-average shares outstanding	279	283	255
Basic earnings (loss) per share (1)	$11.00	$6.63	$(8.45)
Diluted earnings (loss) per share (1)	$10.94	$6.31	$(8.45)
(1) Per share amounts may not calculate due to the use of rounded numbers.
There were no antidilutive shares for year ended December 31, 2024 and 2023, respectively, compared to 31,027,815 antidilutive shares from our stock-based awards and convertible notes for the year ended December 31, 2022.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. Effective January 1, 2016, we commenced annual, non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Additional annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $23 million, $21 million and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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
For the years ended December 31, 2024, 2023, and 2022, we had an income tax expense of approximately $46 million, $6 million, and $4 million, respectively, primarily driven by income tax from our non-US operations and items not qualifying under Section 883, tonnage tax and income taxes for the remainder of our subsidiaries. Income taxes are recorded within Other income (expense). In addition, all interest expense and penalties related to income tax liabilities are classified as income tax expense within Other income (expense).
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
As of December 31, 2024, the Company had deferred tax assets for U.S. and foreign net operating losses (“NOLs”) of approximately $32 million and deferred tax assets for U.S. and foreign tax credits of approximately $19 million.
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
As of December 31, 2024, we have provided a valuation allowance for approximately $15 million of deferred tax assets for NOLs and tax credits. $5 million of the NOLs deferred tax assets relate to NOLs which are subject to expire between 2025 and 2042 and $18 million of the tax credits deferred tax assets relate to credits which are subject to expire between 2037 and 2039.
Our deferred tax assets and deferred tax liabilities and corresponding valuation allowances related to our operations were not material as of December 31, 2024 and 2023.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Changes in Accumulated Other Comprehensive (Loss) Income
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2022	$(647)	$(57)	$(7)	$(711)
Other comprehensive (loss) income before reclassifications	171	46	10	227
Amounts reclassified from accumulated other comprehensive loss	(163)	3	—	(160)
Net current-period other comprehensive income	8	49	10	67

Accumulated comprehensive loss at January 1, 2023	(639)	(8)	3	(644)
Other comprehensive income before reclassifications	3	6	(9)	—
Amounts reclassified from accumulated other comprehensive loss	(30)	—	—	(30)
Net current-period other comprehensive (loss) income	(27)	6	(9)	(30)

Accumulated comprehensive loss at January 1, 2024	(666)	(2)	(6)	(674)
Other comprehensive income (loss) before reclassifications	(120)	12	19	(89)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	(2)	(39)
Net current-period other comprehensive (loss) income	(157)	12	17	(128)

Accumulated comprehensive loss at December 31, 2024	$(823)	$10	$11	$(802)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$45	$49	$(12)	Interest expense, net of interest capitalized
Foreign currency forward contracts	(23)	(18)	(17)	Depreciation and amortization expenses
Foreign currency forward contracts	—	(10)	(3)	Other income (expense)
Fuel swaps	15	9	195	Fuel
	37	30	163
Amortization of defined benefit plans:
Actuarial loss	—	—	(3)	Payroll and related
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	2	—	—	Other operating
Total reclassifications for the period	$39	$30	$160

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at December 31, 2024					Fair Value Measurements at December 31, 2023
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$388	$388	$388	$—	$—	$497	$497	$497	$—	$—
Total Assets	$388	$388	$388	$—	$—	$497	$497	$497	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$19,959	$21,325	$—	$21,325	$—	$21,083	$23,700	$—	$23,700	$—
Total Liabilities	$19,959	$21,325	$—	$21,325	$—	$21,083	$23,700	$—	$23,700	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2024 and 2023.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2024 and 2023.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$71	$—	$71	$—	$144	$—	$144	$—
Total Assets	$71	$—	$71	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$139	$—	$139	$—	$66	$—	$66	$—
Total Liabilities	$139	$—	$139	$—	$66	$—	$66	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________________________________________________
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of December 31, 2024 and 2023.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of December 31, 2024 and 2023.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2024 or 2023, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of December 31, 2024 and December 31, 2023:
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2024				As of December 31, 2023
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$71	$(52)	$—	$19	$144	$(28)	$—	$116
Total	$71	$(52)	$—	$19	$144	$(28)	$—	$116

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(139)	$52	$—	$(87)	$(66)	$28	$—	$(38)
Total	$(139)	$52	$—	$(87)	$(66)	$28	$—	$(38)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2024 and December 31, 2023, we had counterparty credit risk exposure under our derivative instruments of $21 million and $125 million, respectively, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
We consider the classification of the underlying hedged item’s cash flows in determining the classification for the designated derivative instrument’s cash flows. Cash flows from derivative instruments that are designated as fair value or cash flow hedges are classified in the same category as the cash flows from the underlying hedged items. In the event that hedge accounting is discontinued, cash flows subsequent to the date of discontinuance are classified within investing activities. Cash flows from derivative instruments not designated as hedging instruments are classified as investing activities. For example, we classify derivative instrument cash flows from hedges of benchmark interest rate or hedges of fuel expense as operating activities due to the nature of the hedged item. Likewise, we classify derivative instrument cash flows from hedges of foreign currency risk on our newbuild ship payments as investing activities.
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2024 and 2023, approximately 92.3% and 83.2%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2024, there were no interest rate swap agreements for fixed-rate debt instruments.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the risk of increasing interest rates. At December 31, 2024, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2024 (In millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	123	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	151	April 2027	Term SOFR plus	1.30%	3.9%
Ovation of the Seas term loan	242	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	209	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	307	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan(2)	153	October 2032	Term SOFR plus	0.96%	2.91%
	$1,185
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2024.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2024 and 2023 was $1.2 billion and $1.6 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2024, the aggregate cost of our ships on order was $7.8 billion, of which we had deposited $815 million as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 17. Commitments and Contingencies, for further information on our ships on order. At December 31, 2024 and 2023, approximately 43.4% and 43.5%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2024 and 2023 the average notional amount of foreign currency forward contracts was approximately $1.1 billion and $1.3 billion, respectively. These instruments are not designated as hedging instruments. For the years ended December 31, 2024, 2023 and 2022, changes in the fair value of the foreign currency forward contracts resulted in (losses) gains of $(77) million, $19 million and $(102) million, respectively, which offset gains (losses) arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $65 million, $(43) million and $93 million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2024 and 2023 was $2.7 billion and $2.9 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries'

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of €889 million, or approximately $921 million, as of December 31, 2024. As of December 31, 2023, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €648 million, or approximately $716 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) for each reporting period through the maturity dates of the fuel swaps. During the year ended December 31, 2024, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements. During the year ended December 31, 2023, we discontinued cash flow hedge accounting on certain fuel swap agreements, which resulted in an immaterial gain.
At December 31, 2024, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2025 and 2027. As of December 31, 2024 and December 31, 2023, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2024	As of December 31, 2023
	(metric tons)
Designated as hedges:
2025	1,031,449	685,400
2026	786,750	44,200
2027	364,048	—

	Fuel Swap Agreements
	As of December 31, 2024	As of December 31, 2023
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2025	60%	39%
2026	44%	3%
2027	20%	—%

At December 31, 2024, there was $9 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive income (loss) within the next twelve months when compared to $21 million of estimated unrealized net loss at December 31, 2023. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2024	As of December 31, 2023	Balance Sheet Location	As of December 31, 2024	As of December 31, 2023
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Derivative financial instruments	$—	$1	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	58	75	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	—	20	Derivative financial instruments	71	9
Foreign currency forward contracts	Other assets	—	44	Other long-term liabilities	22	4
Fuel swaps	Derivative financial instruments	10	4	Derivative financial instruments	19	26
Fuel swaps	Other assets	3	—	Other long-term liabilities	27	27
Total derivatives designated as hedging instruments under ASC 815-20		$71	$144		$139	$66
___________________________________________________________________
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2024	As of December 31, 2023
Foreign currency debt	Current portion of long-term debt	$60	$65
Foreign currency debt	Long-term debt	860	523
		$920	$588
The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivative
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Interest rate swaps	$28	$11	$165
Foreign currency forward contracts	(175)	24	(145)
Fuel swaps	27	(32)	151
	$(120)	$3	$171
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Foreign Currency Debt	$56	$(23)	$5
	$56	$(23)	$5
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivative	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Foreign currency forward contracts	Other (expense) income	$(77)	$19	$(102)
Fuel swaps	Other (expense) income	—	1	—
		$(77)	$20	$(102)
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
As of December 31, 2024, our senior unsecured debt credit rating was BB+ by Standard & Poor's and Ba1 by Moody's. As of December 31, 2024, five of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.
On February 4, 2025, Standard & Poor's upgraded our unsecured debt credit rating from BB+ to BBB-.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2024, we had two Icon-class ships and one Oasis-class ship on order for our Royal Caribbean brand with an aggregate capacity of approximately 16,900 berths. As of December 31, 2024, we had one Edge-class ship on order for our Celebrity brand with capacity of approximately 3,250 berths. The following provides further information on recent developments with respect to our ship orders.
During 2017, we entered into a credit agreement for the unsecured financing of Star of the Seas, the second Icon-class ship for up to 80% of the contract price. Finnvera plc, has agreed to guarantee 100% of a substantial majority of the financing to the lenders, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed €1.4 billion, or approximately $1.4 billion, based on the exchange rate at December 31, 2024. Interest on approximately 75% of the loan will accrue at a fixed rate of 3.76%, and the balance will accrue interest at a floating rate ranging from Term SOFR plus 1.58% to 1.63%. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Star of the Seas will have a capacity of approximately 5,600 berths. In December 2024, we amended the credit agreement for Star of the Seas, to increase the maximum loan amount by €364 million or $377 million based on exchange rate at December 31, 2024. Interest on the incremental portion will accrue at a floating rate equal to Term SOFR plus 0.85%.
In December 2023, we entered into a credit agreement for the unsecured financing of Celebrity Xcel, the fifth Edge-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €850 million, or approximately $880 million based on the exchange rate at December 31, 2024. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR + 1.45%. Celebrity Xcel will have a capacity of approximately 3,250 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.4 billion based on the exchange rate at December 31, 2024. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of Term SOFR plus 1.28%. The third Icon-class ship will have a capacity of approximately 5,600 berths.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2024, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected to be delivered	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l’Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l’Atlantique	4th Quarter 2025	3,250
TUI Cruises (50% joint venture) —
Mein Schiff Relax	Fincantieri	1st Quarter 2025	4,100
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			28,350
During the quarter ended December 31, 2024, we received commitments for the unsecured financing of the seventh Oasis-class ship for up to 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing.
In addition, during 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l' Atlantique to build a fourth Icon-class ship for delivery in 2027 and a sixth Edge-class ship for delivery in 2028. The agreements are contingent upon completion of certain conditions precedent including financing.
In January 2025, we announced the launch of Celebrity River Cruises, a premium river cruise vacation. We entered into agreements for the commitment to an initial order of 10 ships with plans to sail in 2027.
As of December 31, 2024, the aggregate cost of our ships on order, presented in the table above, not including any ships on order by our Partner Brands, was approximately $7.8 billion, of which we had deposited $815 million. Refer to Note 16. Fair Value Measurements and Derivative Instruments for further information.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff has the right to petition the United States Supreme Court for a writ of certiorari. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees. Following the 11th Circuit's denial of the rehearing petition, we released approximately $124 million of the previously recorded loss contingency for the year ended December 31, 2024, recognized within Other (expense) income within our consolidated statements of comprehensive income (loss).

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
During the third quarter of 2024, we entered into agreements to acquire the Port of Costa Maya and adjacent land in Mahahual, Mexico for approximately $292 million. The transaction is expected to close in the first half of 2025, subject to regulatory approval and customary closing conditions.
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
At December 31, 2024, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in millions):

Year
2025	$178
2026	188
2027	167
2028	124
2029	118
Thereafter	797
$1,572