Form 10-Q
period 2025-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2025-04-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 271,560,372 shares of common stock outstanding as of April 25, 2025.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Quarter Ended March 31,
	2025	2024
Passenger ticket revenues	$2,744	$2,542
Onboard and other revenues	1,255	1,186
Total revenues	3,999	3,728
Cruise operating expenses:
Commissions, transportation and other	522	498
Onboard and other	200	193
Payroll and related	340	318
Food	239	221
Fuel	277	304
Other operating	500	522
Total cruise operating expenses	2,079	2,056
Marketing, selling and administrative expenses	562	535
Depreciation and amortization expenses	412	387
Operating Income	945	750
Other income (expense):
Interest income	2	5
Interest expense, net of interest capitalized	(249)	(424)
Equity investment income	48	41
Other expense	(11)	(8)
	(210)	(386)
Net Income	736	364
Less: Net Income attributable to noncontrolling interest	6	4
Net Income attributable to Royal Caribbean Cruises Ltd.	$730	$360
Earnings per Share:
Basic	$2.71	$1.40
Diluted	$2.70	$1.35
Weighted-Average Shares Outstanding:
Basic	269	257
Diluted	276	281
Comprehensive Income (Loss)
Net Income	$736	$364
Other comprehensive income (loss):
Foreign currency translation adjustments	(17)	4
Change in defined benefit plans	(4)	9
Gain on cash flow derivative hedges	128	44
Total other comprehensive income	107	57
Comprehensive Income	842	421
Less: Comprehensive Income attributable to noncontrolling interest	6	4
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$837	$417
____________________________________________________________
Certain amounts may not add due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of
	March 31,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$386	$388
Trade and other receivables, net	427	371
Inventories	256	265
Prepaid expenses and other assets	723	670
Derivative financial instruments	36	11
Total current assets	1,828	1,705
Property and equipment, net	31,904	31,831
Operating lease right-of-use assets	661	677
Goodwill	808	808
Other assets	2,251	2,049
Total assets	$37,452	$37,070
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,396	$1,603
Current portion of operating lease liabilities	75	74
Accounts payable	956	919
Accrued expenses and other liabilities	1,504	1,635
Derivative financial instruments	35	90
Customer deposits	6,334	5,496
Total current liabilities	10,300	9,817
Long-term debt	17,993	18,473
Long-term operating lease liabilities	655	670
Other long-term liabilities	362	375
Total liabilities	29,310	29,335

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 301,130,805 and 297,368,235 shares issued, March 31, 2025 and December 31, 2024, respectively)	3	3
Paid-in capital	7,846	7,831
Retained earnings	3,139	2,612
Accumulated other comprehensive loss	(695)	(802)
Treasury stock (29,575,028 and 28,468,430 common shares at cost, March 31, 2025 and December 31, 2024, respectively)	(2,333)	(2,081)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	7,960	7,563
Noncontrolling Interests	182	172
Total shareholders’ equity	8,142	7,735
Total liabilities and shareholders’ equity	$37,452	$37,070

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Three Months Ended March 31,
	2025	2024
Operating Activities
Net Income	$736	$364
Adjustments:
Depreciation and amortization	412	387
Net deferred income tax benefit	(1)	—
(Gain) loss on derivative instruments not designated as hedges	(2)	35
Share-based compensation expense	53	45
Equity investment income	(48)	(41)
Amortization of debt issuance costs, discounts and premiums	23	26
Loss on extinguishment of debt and inducement expense	10	116
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(77)	(57)
Decrease in inventories	9	12
Increase in prepaid expenses and other assets	(112)	(80)
Increase in accounts payable trade	22	78
Decrease in accrued expenses and other liabilities	(151)	(238)
Increase in customer deposits	838	729
Other, net	(85)	(48)
Net cash provided by operating activities	1,627	1,328
Investing Activities
Purchases of property and equipment	(428)	(242)
Cash paid on settlement of derivative financial instruments	(2)	(35)
Investments in and loans to unconsolidated affiliates	(26)	(9)
Cash received on loans from unconsolidated affiliates	4	5
Other, net	12	(15)
Net cash used in investing activities	(440)	(296)
Financing Activities
Debt proceeds	480	2,179
Debt issuance costs	(3)	(19)
Repayments of debt	(1,221)	(3,107)
Premium on repayment of debt	(2)	(104)
Repurchase of common stock	(241)	—
Dividends paid	(148)	—
Other, net	(56)	(40)
Net cash used in financing activities	(1,191)	(1,091)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	(2)	(60)
Cash and cash equivalents at beginning of period	388	497
Cash and cash equivalents at end of period	$386	$437

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$279	$411
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$42	$44
Non-cash Financing Activity
Non-cash inducement on convertible notes exchange	$7	$—

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2025	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
Activity related to employee stock plans	—	8	—	—	—	—	8
Common stock dividends, $0.75 per share	—	—	(203)	—	—	—	(203)
Convertible notes settlements	—	7	—	—	—	—	7
Changes related to cash flow derivative hedges	—	—	—	128	—	—	128
Change in defined benefit plans	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	—	—	—	(252)	—	(252)
Net Income attributable to noncontrolling interest	—	—	—	—	—	6	6
Other activity attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	730	—	—	—	730
Balance at March 31, 2025	$3	$7,846	$3,139	$(695)	$(2,333)	$182	$8,142

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
Activity related to employee stock plans	—	22	—	—	—	—	22
Changes related to cash flow derivative hedges	—	—	—	44	—	—	44
Change in defined benefit plans	—	—	—	9	—	—	9
Foreign currency translation adjustments	—	—	—	4	—	—	4
Repurchase of common stock	—	—	—	—	(12)	—	(12)
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Dividends from noncontrolling interest	—	—	—	—	—	(5)	(5)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	360	—	—	—	360
Balance at March 31, 2024	$3	$7,496	$350	$(617)	$(2,081)	$174	$5,325
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms “Royal Caribbean,” "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean,” “Celebrity Cruises,” and "Silversea Cruises" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “Mein Schiff” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC", "TUI Cruises"), which operates the German brands Mein Schiff and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 67 ships as of March 31, 2025. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our significant accounting policies.
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
Note 2. Summary of Significant Accounting Policies
Adoption of Accounting Pronouncements
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement. This ASU provides guidance requiring a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to provide users of joint venture financial statements with more decision-useful information. This ASU is effective for joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. Early adoption is permitted, and joint ventures formed prior to the adoption date may elect to apply the new guidance retrospectively back to their original formation date. We adopted the new guidance effective for the fiscal year beginning January 1, 2025. The adoption of this guidance did not have a material impact to our consolidated financial statements or disclosures.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply retrospectively. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application is permitted. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $275 million and $242 million for the quarters ended March 31, 2025 and 2024, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended March 31,
	2025	2024
Revenues by itinerary
North America (1)	$2,854	$2,690
Asia/Pacific	624	506
Other regions (2)	318	343
Total revenues by itinerary	3,796	3,539
Other revenues (3)	203	189
Total revenues	$3,999	$3,728
(1)Includes the United States, Canada, Mexico and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South American countries and Antarctica.

(3) Includes revenues primarily related to cancellation fees, vacation protection insurance, pre- and post-cruise tours, and fees for operating certain port facilities. Amounts also include revenues related to procurement and management related services we perform on behalf of our unconsolidated affiliates. Refer to Note 5. Investments and Other Assets for more information on our unconsolidated affiliates.
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2025 and 2024, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2025	2024
Passenger ticket revenues:
United States	74%	73%
All other countries (1)	26%	27%
(1)No other individual country's revenue exceeded 10% for the quarters ended March 31, 2025 and 2024.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.3 billion and $2.8 billion as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025, our customer deposit balance includes approximately $169 million of unredeemed future cruise credits ("FCCs"), which were mostly held by guests with bookings on sailings that were cancelled during our suspension of global cruise operations. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarter ended March 31, 2025. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2025, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of March 31, 2025 and December 31, 2024, our contract assets were $159 million and $161 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $296 million and $252 million as of March 31, 2025 and December 31, 2024, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).

Note 4. Earnings Per Share
Basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended March 31,
	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$730	$360
Add convertible notes interest and inducement expense	15	19
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	745	379
Weighted-average common shares outstanding	269	257
Dilutive effect of stock-based awards	1	1
Dilutive effect of convertible notes	6	23
Diluted weighted-average shares outstanding	276	281
Basic earnings per share	$2.71	$1.40
Diluted earnings per share	$2.70	$1.35
There were no antidilutive shares for the quarter ended March 31, 2025, and 2024, respectively, from our stock-based awards and convertible notes.
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
Our partnership with iCON Infrastructure Partners VI, L.P. ("iCON"), owns, develops, and manages cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. In addition, the partnership continues to pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands.
Unconsolidated investments ("equity method investments")
We have determined that TUI Cruises ("TUIC"), our 50%-owned joint venture, which operates the brands Mein Schiff and Hapag-Lloyd Cruises, is a VIE. We have determined that we are not the primary beneficiary of TUIC. We believe that the power to direct the activities that most significantly impact TUIC’s economic performance is shared between ourselves and TUI AG, our joint venture partner. All the significant operating and financial decisions of TUIC require the consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
As of March 31, 2025, the net book value of our investment in TUIC was $892 million, primarily consisting of $832 million in equity and a loan of €51 million, or approximately $55 million based on the exchange rate at March 31, 2025. As of December 31, 2024, the net book value of our investment in TUIC was $814 million, primarily consisting of $749 million in equity and a loan of €55 million, or approximately $57 million based on the exchange rate at December 31, 2024. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is scheduled to mature in April 2026. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
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
Floating Docks S. DE RL. (“Floating Docks”), our 50%-owned joint venture with the other 49% shareholder of Grand Bahama, will construct two floating drydocks, with delivery dates expected in 2025 and 2026, that will be leased to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partner have each guaranteed 50% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which are contingent on the achievement of certain construction milestones, bringing our total payment guarantees to $20 million as of March 31, 2025. Our investment in Floating Docks is $105 million as of March 31, 2025.
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
In 2024, we entered into an agreement to sell one-third of our ownership interests in both Grand Bahama and Floating Docks. The transaction is expected to close in 2025, subject to regulatory approval and customary closing conditions. If approved, the sale will not have a material impact to our consolidated financial statements.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended March 31,
	2025	2024
Share of equity income from investments	$48	$41

	As of March 31, 2025	As of December 31, 2024
Total notes receivable due from equity investments	$161	$138
Less-current portion (1)	18	17
Long-term portion (2)	$143	$121
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

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of March 31, 2025	As of December 31, 2024
Fixed rate debt:
Unsecured senior notes	5.59%	2026 - 2033	$9,699	$9,699
Unsecured term loans	3.26%	2027 - 2036	7,577	7,687
Convertible notes	6.00%	2025	110	322
Total fixed rate debt			17,386	17,708
Variable rate debt:
Unsecured revolving credit facilities (2)	—%	2026 - 2028	—	340
USD unsecured term loan	5.89%	2026 - 2037	2,175	2,227
Euro unsecured term loan	3.97%	2028	221	212
Total variable rate debt			2,396	2,779
Finance lease liabilities			116	117
Total debt (3)			19,898	20,604
Less: unamortized debt issuance costs			(509)	(528)
Total debt, net of unamortized debt issuance costs			19,389	20,076
Less—current portion			(1,396)	(1,603)
Long-term portion			$17,993	$18,473
(1) Weighted average interest rates are based on outstanding loan balance as of March 31, 2025, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus a 0.10% credit adjustment spread plus an interest rate margin of 1.10%. Based on applicable Term SOFR rates, as of March 31, 2025, the interest rate under the unsecured credit facilities was 5.52%. We also pay a facility fee of 0.15% of the total commitments under such facility.
(3) At March 31, 2025 and December 31, 2024, the weighted average interest rate for total debt was 4.99% and 5.03%, respectively.
Unsecured revolving credit facilities
As of March 31, 2025 our aggregate revolving credit capacity is $4.1 billion of which $2 billion of the commitments are scheduled to mature in October 2026 and $2 billion of the commitments are scheduled to mature in October 2028. As of March 31, 2025, our unsecured revolving credit facilities were undrawn.
Convertible Notes due 2025
In March 2025, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes due 2025. The holders exchanged approximately $213 million in aggregate principal amount for approximately 3 million shares of common stock and $214 million in cash, including accrued interest. The convertible notes exchange resulted in an induced conversion expense of $10 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the quarter ended March 31, 2025.
Export credit facilities and agency guarantees
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of March 31, 2025, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.

Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain minimum liquidity. As of March 31, 2025, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt, including finance leases, as of March 31, 2025 for each of the next five years (in millions):

Year	As of March 31, 2025 (1)
Remainder of 2025	$1,208
2026	2,932
2027	2,592
2028	3,077
2029	1,001
Thereafter	9,088
$19,898
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2025.

Note 7. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2025 and December 31, 2024. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $168 million as of March 31, 2025 and December 31, 2024, respectively. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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
Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of March 31, 2025 and December 31, 2024.

The Company's master lease agreement (“Master Lease”) with the County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease, which we are reasonably certain to exercise. Additionally, we previously executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with the County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $106 million as of March 31, 2025 and December 31, 2024, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024
Lease costs:
Operating lease costs	Commission, transportation and other	$65	$71
Operating lease costs	Other operating expenses	3	4
Operating lease costs	Marketing, selling and administrative expenses	5	4
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	1	3
Interest on lease liabilities	Interest expense, net of interest capitalized	2	8
Total lease costs		$76	$90

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarters ended March 31, 2025, and 2024 we had $60 million and $51 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively. These variable lease costs are included within the balances presented above.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of March 31, 2025	As of December 31, 2024
Weighted average of the remaining lease term in years
Operating leases	18.04	17.96
Finance leases	47.99	47.54
Weighted average discount rate
Operating leases	7.24%	7.23%
Finance leases	6.91%	6.90%
Supplemental cash flow information related to leases is as follows (in millions):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88	$99
Operating cash flows from finance leases	$2	$8
Financing cash flows from finance leases	$1	$6

As of March 31, 2025, maturities related to lease liabilities were as follows (in millions):

Year	Operating Leases	Finance Leases
Remainder of 2025	$94	$11
2026	117	10
2027	115	9
2028	111	9
2029	64	8
Thereafter	1,011	490
Total lease payments	1,512	537
Less: Interest	(782)	(421)
Present value of lease liabilities	$730	$116

Note 8. Commitments and Contingencies
Ship Purchase Obligations
As of March 31, 2025, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Mein Schiff —
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			24,250
During 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l'Atlantique to build a fourth Icon-class ship for delivery in 2027 and a sixth Edge-class ship for delivery in 2028. The agreements are contingent upon completion of certain conditions precedent including financing.
In January 2025, we announced the launch of Celebrity River Cruises, a premium river cruise vacation. We entered into agreements for the commitment to an initial order of 10 ships with plans to sail in 2027.
In March 2025, we entered into a credit agreement for the unsecured financing of the seventh Oasis-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.7 billion, or approximately $1.8 billion based on the exchange rate at March 31, 2025. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.85%. The seventh Oasis-class ship will have a capacity of approximately 5,700 berths.
As of March 31, 2025, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $7.9 billion, of which we had deposited $1.0 billion. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.

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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff has petitioned the United States Supreme Court for a writ of certiorari. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other (expense) income within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees. Following the 11th Circuit's denial of the rehearing petition, we released approximately $124 million of the previously recorded loss contingency for the year ended December 31, 2024, recognized within Other (expense) income within our consolidated statements of comprehensive income (loss).
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
In 2024, we entered into agreements to acquire the Port of Costa Maya and adjacent land in Mahahual, Mexico for approximately $292 million. The transaction is expected to close in 2025, subject to regulatory approval and customary closing conditions.

Note 9. Shareholders' Equity
Dividends
In February 2025, we declared a cash dividend on our common stock of $0.75 per share, which was paid in April 2025. During the first quarter of 2025, we also paid a cash dividend on common stock of $0.55 per share, which was declared during the fourth quarter of 2024.
Common Stock Repurchase Program
In February 2025, our board of directors authorized a 12-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the quarter ended March 31, 2025 we repurchased 1.0 million shares of our common stock under this program, for a total of $241 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of March 31, 2025, we have $759 million that remains available for future stock repurchase transactions under our Board authorized program.
Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2025 and 2024 (in millions):

	Accumulated Other Comprehensive Loss for the Three Months Ended March 31, 2025				Accumulated Other Comprehensive Loss for the Three Months Ended March 31, 2024
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(823)	$10	$11	$(802)	$(666)	$(2)	$(6)	$(674)
Other comprehensive income (loss) before reclassifications	133	(4)	(17)	112	56	9	4	69
Amounts reclassified from accumulated other comprehensive loss	(5)	—	—	(5)	(12)	—	—	(12)
Net current-period other comprehensive income (loss)	128	(4)	(17)	107	44	9	4	57
Ending balance	$(695)	$6	$(6)	$(695)	$(622)	$7	$(2)	$(617)
The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2025 and 2024 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$7	$14	Interest expense, net of interest capitalized
Foreign currency forward contracts	(6)	(6)	Depreciation and amortization expenses
Fuel swaps	4	4	Fuel
	$5	$12

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at March 31, 2025					Fair Value Measurements at December 31, 2024
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$386	$386	$386	$—	$—	$388	$388	$388	$—	$—
Total Assets	$386	$386	$386	$—	$—	$388	$388	$388	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$19,273	$19,905	$—	$19,905	$—	$19,959	$21,325	$—	$21,325	$—
Total Liabilities	$19,273	$19,905	$—	$19,905	$—	$19,959	$21,325	$—	$21,325	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2025 and December 31, 2024.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2025 and December 31, 2024.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2025				Fair Value Measurements at December 31, 2024
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$113	$—	$113	$—	$71	$—	$71	$—
Total Assets	$113	$—	$113	$—	$71	$—	$71	$—
Liabilities:
Derivative financial instruments(4)	$59	$—	$59	$—	$139	$—	$139	$—
Total Liabilities	$59	$—	$59	$—	$139	$—	$139	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of March 31, 2025 and December 31, 2024.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of March 31, 2025 and December 31, 2024.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2025 or December 31, 2024, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of March 31, 2025 or December 31, 2024.
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
The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2025				As of December 31, 2024
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$113	$(45)	$—	$68	$71	$(52)	$—	$19
Total	$113	$(45)	$—	$68	$71	$(52)	$—	$19
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(59)	$45	$—	$(14)	$(139)	$52	$—	$(87)
Total	$(59)	$45	$—	$(14)	$(139)	$52	$—	$(87)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2025, we had counterparty credit risk exposure under our derivative instruments of $78 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At March 31, 2025 and December 31, 2024, approximately 94% and 92.3%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. AtMarch 31, 2025, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At March 31, 2025 and December 31, 2024, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2025 (in millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate as of March 31, 2025
Quantum of the Seas term loan	123	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	151	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	242	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	218	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	307	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	153	October 2032	Term SOFR plus	0.96%	2.91%
	$1,194
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2025.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2025 and December 31, 2024 was $1.2 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt, and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2025, the aggregate cost of our ships on order was $7.9 billion, of which we had deposited $1.0 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At March 31, 2025 and December 31, 2024, approximately 36.5% and 43.4%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2025 and 2024 the average notional amount of foreign currency forward contracts was approximately $1.3 billion and $1.1 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2025 and 2024, changes in the fair value of the foreign currency forward contracts, and the remeasurement of monetary assets and liabilities denominated in foreign currencies resulted in immaterial gains (losses). These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of March 31, 2025 and December 31, 2024 was $3.2 billion and $2.7 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of €940 million, or approximately $1.0 billion, as of March 31, 2025. As of December 31, 2024, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €889 million, or approximately $921 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense for each reporting period through the maturity dates of the fuel swaps. For the quarters ended March 31, 2025 and March 31, 2024, we did not discontinue cash flow hedge accounting on any of our fuel swap agreements.
At March 31, 2025, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2028. As of March 31, 2025 and December 31, 2024, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of March 31, 2025	As of December 31, 2024
Designated as hedges:	(metric tons)
2025	767,499	1,031,449
2026	982,050	786,750
2027	728,048	364,048
2028	94,699	—

	Fuel Swap Agreements
	As of March 31, 2025	As of December 31, 2024
Designated hedges as a % of projected fuel purchases:	(% hedged)
2025	59%	60%
2026	55%	44%
2027	40%	20%
2028	5%	—%

As of March 31, 2025, there was $2 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $9 million of estimated unrealized net loss at December 31, 2024. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2025	As of December 31, 2024	Balance Sheet Location	As of March 31, 2025	As of December 31, 2024
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	44	58	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	21	—	Derivative financial instruments	18	71
Foreign currency forward contracts	Other assets	27	—	Other long-term liabilities	4	22
Fuel swaps	Derivative financial instruments	15	10	Derivative financial instruments	17	19
Fuel swaps	Other assets	6	3	Other long-term liabilities	20	27
Total derivatives designated as hedging instruments under 815-20		$113	$71		$59	$139
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2025	As of December 31, 2024
Foreign currency debt	Current portion of long-term debt	$63	$60
Foreign currency debt	Long-term debt	952	860
		$1,015	$920

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024
Interest rate swaps	$(5)	$21
Foreign currency forward contracts	117	(71)
Fuel swaps	21	106
	$133	$56

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024
Foreign Currency Debt	$(44)	$16
	$(44)	$16
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2025	Quarter Ended March 31, 2024
Foreign currency forward contracts	Other income (expense)	$2	$(35)
		$2	$(35)

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
As of March 31, 2025, our senior unsecured debt credit rating was BBB- by Standard & Poor's and Ba1 by Moody's. As of March 31, 2025, six of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "considering," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations, but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A therein.
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
•a discussion of our results of operations for the quarter ended March 31, 2025, compared to the same period in 2024; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other (income) expense, and (ii) restructuring charges and other initiative expenses. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Gross Margin represent Gross Margin, adjusted for payroll and related, food, fuel, other operating, and depreciation and amortization expense. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents net income less net income attributable to noncontrolling interest, excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense; (ii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition; and (iii) restructuring charges and other initiative expenses. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Adjusted Operating Income represents operating income including income from equity investments and income taxes but excluding certain items for which we believe adjusting for is meaningful when assessing our operating performance on a comparative basis. We use this non-GAAP measure to calculate ROIC (as defined below).
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Constant Currency is a significant measure for our revenues and expenses, which are denominated in currencies other than the U.S. Dollar. Because our reporting currency is the U.S. Dollar, the value of these revenues and expenses in U.S. Dollar will be affected by changes in currency exchange rates. Although such changes in local currency prices are just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor our revenues and expenses in "Constant Currency" - i.e., as if the current period's currency exchange rates had remained constant with the comparable prior period's rates. For the 2025 period presented, we calculate "Constant Currency" by applying the average for 2024 period exchange rates for each of the corresponding months, so as to calculate what the results would have been had exchange rates been the same throughout both periods. We do not make predictions about future exchange rates and use current exchange rates for calculations of future periods. It should be emphasized that the use of Constant Currency is primarily used by us for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies can significantly change the impact of the purely currency-based fluctuations.
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
Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes restructuring and other initiative expenses.
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
Perfecta Program refers to the multi-year Adjusted EPS and ROIC goals we are seeking to achieve by end of 2027. Under our Perfecta Program, we are targeting 20% compound annual growth rate in Adjusted EPS compared to 2024 and ROIC of 17% or higher by the end of 2027.
Return on Invested Capital ("ROIC") represents Adjusted Operating Income divided by Invested Capital. We believe ROIC is a meaningful measure because it quantifies how efficiently we generated operating income relative to the capital we have invested in the business.
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2025 was $730 million and $744 million, compared to Net Income and Adjusted Net Income of $360 million and $478 million, respectively, for the first quarter of 2024.
Significant items for the quarter ended March 31, 2025 include:
•Total revenues, increased $271 million for the quarter ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to an increase in capacity, ticket prices and onboard spending in 2025, compared to same period in 2024.
•Total cruise operating expenses, increased $23 million for the quarter ended March 31, 2025 as compared to the same period in 2024. The increase was primarily due to an increase in capacity in 2025 compared to the same period in 2024.
•In February 2025, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff Relax.
•In March 2025, we completed privately negotiated exchange with certain holders of 6.00% Convertible Senior Notes due 2025 to exchange approximately $213 million in aggregate principal amount for approximately 3 million shares of common stock and $214 million in cash.
For further information regarding the debt transaction discussed above, refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements.

Operating results for the quarter ended March 31, 2025 compared to the same periods in 2024 are shown in the following tables (in millions, except per share data):

	Quarter Ended March 31,
	2025		2024
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$2,744	68.6%	$2,542	68.2%
Onboard and other revenues	1,255	31.4%	1,186	31.8%
Total revenues	3,999	100.0%	3,728	100.0%
Cruise operating expenses:
Commissions, transportation and other	522	13.1%	498	13.4%
Onboard and other	200	5.0%	193	5.2%
Payroll and related	340	8.5%	318	8.5%
Food	239	6.0%	221	5.9%
Fuel	277	6.9%	304	8.2%
Other operating	500	12.5%	522	14.0%
Total cruise operating expenses	2,079	52.0%	2,056	55.2%
Marketing, selling and administrative expenses	562	14.1%	535	14.4%
Depreciation and amortization expenses	412	10.3%	387	10.4%
Operating Income	945	23.6%	750	20.1%
Other income (expense):
Interest income	2	0.1%	5	0.1%
Interest expense, net of interest capitalized	(249)	(6.2)%	(424)	(11.4)%
Equity investment income	48	1.2%	41	1.1%
Other expense	(11)	(0.3)%	(8)	(0.2)%
	(210)	(5.3)%	(386)	(10.4)%
Net Income	736	18.4%	364	9.8%
Less: Net Income attributable to noncontrolling interest	6	0.2%	4	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$730	18.3%	$360	9.7%
Diluted Earnings per Share	$2.70		$1.35

Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd, were calculated as follows (in millions, except per share data):

	Quarter Ended March 31,
	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd.	$730	$360
Loss on extinguishment of debt and inducement expense (1)	10	116
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (2)	2	2
Restructuring charges and other initiative expenses (3)	2	—
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$744	$478

Basic:
Earnings per Share	$2.71	$1.40
Adjusted Earnings per Share	$2.77	$1.86

Diluted:
Earnings per Share (4)	$2.70	$1.35
Adjusted Earnings per Share (5)	$2.71	$1.77

Weighted-Average Shares Outstanding:
Basic	269	257
Diluted	276	281
(1)For 2025, includes $10 million of inducement expense related to the partial settlement of our 6.00% convertible notes due 2025. These amounts are included in Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss). Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further information.
(2)Represents the amortization of the Silversea Cruises intangible assets resulting from the 2018 Silversea Cruises acquisition.
(3)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(4)Diluted EPS includes the add-back of dilutive inducement and interest expense related to our convertible notes of $15 million for the three months ended March 31, 2025, and $19 million for the three months ended March 31, 2024, respectively. Refer to Note 4. Earnings Per Share to our consolidated financial statements under Item 1. Financial Statements for further information.
(5)Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $5 million, and $19 million for the three months ended March 31, 2025 and 2024, respectively.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2025	2024
Passengers Carried	2,241,673	2,054,382
Passenger Cruise Days	13,768,332	13,149,708
APCD	12,657,992	12,285,830
Occupancy	108.8%	107.0%

EBITDA and Adjusted EBITDA were calculated as follows (in millions):

	Quarter Ended March 31,
	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd.	$730	$360
Interest income	(2)	(5)
Interest expense, net of interest capitalized	249	424
Depreciation and amortization expenses	412	387
Income tax expense (1)	16	6
EBITDA	1,405	1,172

Other (income) expense (2)	(5)	2
Restructuring charges and other initiative expenses (3)	2	—
Adjusted EBITDA	$1,402	$1,174

Total revenues	$3,999	$3,728

APCD	12,657,992	12,285,830
Net Income attributable to Royal Caribbean Cruises Ltd. per APCD	$57.66	$29.30
Adjusted EBITDA per APCD	$110.73	$95.56
Adjusted EBITDA Margin	35.1%	31.5%
(1)     These amounts are included in Other expense within our consolidated statements of comprehensive income (loss).
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

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields):

	Quarter Ended March 31,
	2025	2024
Total revenue	$3,999	$3,728
Less:
Cruise operating expenses	2,079	2,056
Depreciation and amortization expenses	412	387
Gross Margin	1,508	1,285
Add:
Payroll and related	340	318
Food	239	221
Fuel	277	304
Other operating	500	522
Depreciation and amortization expenses	412	387
Adjusted Gross Margin	$3,276	$3,037

APCD	12,657,992	12,285,830
Passenger Cruise Days	13,768,332	13,149,708
Gross Margin Yields	$119.09	$104.59
Net Yields	$258.83	$247.20
Adjusted Gross Margin per PCD	$237.96	$230.96

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs Excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD):

	Quarter Ended March 31,
	2025	2024
Total cruise operating expenses	$2,079	$2,056
Marketing, selling and administrative expenses	562	535
Gross Cruise Costs	2,641	2,591
Less:
Commissions, transportation and other	522	498
Onboard and other	200	193
Net Cruise Costs including other costs	1,919	1,900
Less:
Restructuring charges and other initiative expenses (1)	2	—
Net Cruise Costs	1,917	1,900
Less:
Fuel	277	304
Net Cruise Costs Excluding Fuel	$1,640	$1,596

APCD	12,657,992	12,285,830
Gross Cruise Costs per APCD	$208.68	$210.89
Net Cruise Costs per APCD	$151.44	$154.65
Net Cruise Costs Excluding Fuel per APCD	$129.54	$129.91
(1)    These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024
In this section, references to 2025 refer to the quarter ended March 31, 2025 and references to 2024 refer to the quarter ended March 31, 2024.
Revenues
Total revenues for 2025 increased $271 million to $4 billion from $3.7 billion in 2024.
Passenger ticket revenues comprised 69% of our 2025 total revenues. Passenger ticket revenues for 2025 increased by $202 million, or 7.9% to $2.7 billion from $2.5 billion in 2024. The increase was primarily due to:
•$125 million driven by yield growth as a result of higher load factors and higher pricing on both existing ships and new hardware in 2025 compared to the same period in 2024; and
•$77 million driven by 3.0% capacity growth as a result of the additions of Utopia of the Seas and Silver Ray compared to same period in 2024.
The remaining 31% of 2025 total revenues was comprised of Onboard and other revenues, which increased $69 million, or 5.8% to $1.3 billion in 2025 from $1.2 billion in 2024. The increase was primarily due to:
•$36 million driven by 3.0% capacity growth as a result of the additions of Utopia of the Seas and Silver Ray compared to same period in 2024; and
•$33 million driven by yield growth as a result of higher load factors and higher pricing on both existing ships and new hardware in 2025 compared to the same period in 2024.
Other Income (Expense)
Interest expense, net of interest capitalized for 2025 decreased $175 million, to $249 million from $424 million in 2024. The decrease was primarily due to the 2024 loss on extinguishment of debt of $116 million, compared to $10.2 million inducement expense on the partial settlement of our 2025 Convertible notes in 2025. Additionally, interest expense decrease of $51 million in 2025 compared to the same period in 2024, due to proactive refinancing of certain indebtedness.
Other Comprehensive (loss) income
Other comprehensive income was $107 million in 2025 compared of $57 million for the same period in 2024. The increase of $50 million was primarily due to a Gain on cash flow derivative hedges in 2025 of $128 million compared to $44 million in 2024, mostly as a result of a significant increase in the fair value of our FX forward swaps in 2025 compared to 2024.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 1. Financial Statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.6 billion and $1.3 billion for the three months ended March 31, 2025, and 2024, respectively. Cash flows from operating activities increased $0.3 billion primarily driven by an increase in operating income.
Net cash used in investing activities was $0.4 billion for the three months ended March 31, 2025, compared to $0.3 billion for the same period in 2024. Cash flows used in investing activities were primarily attributable by an increase in capital expenditures of $0.2 billion during 2025, compared to the same period in 2024.
Net cash used in financing activities was $1.2 billion for the three months ended March 31, 2025, compared to $1.1 billion for the same period in 2024. The change of $0.1 billion was primarily attributable to cash used of $389 million related to payment of dividends and purchase of treasury stock, offset by a decrease of $187 million primarily related to net repayment of debt, and a decrease of $102 million of premium on repayments of debt in 2025 compared to the same period in 2024.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of March 31, 2025, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas	Meyer Turku Oy	3rd Quarter 2025	5,600
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Mein Schiff —
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			24,250
In addition, during 2024, we entered into an agreement with Meyer Turku Oy and Chantiers de l'Atlantique to build a fourth Icon-class ship for delivery in 2027 and a sixth Edge-class ship for delivery in 2028. The agreements are contingent upon completion of certain conditions precedent including financing.
Our future capital commitments consist primarily of new ship orders. As of March 31, 2025, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $7.9 billion, of which we had deposited $1.0 billion. Approximately 36.5% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2025. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.
As of March 31, 2025, we anticipate overall 2025 capital expenditures of approximately $5 billion, primarily related to our existing ships on order, and land-based destination initiatives. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of March 31, 2025, our material cash requirements were as follows (in millions):

	Remainder of
	2025	2026	2027	2028	2029	Thereafter	Total
Operating Activities:
Interest on debt(1)	$636	$870	$733	$565	$476	$1,630	$4,910
Other(2)	132	181	168	142	131	839	1,593
Investing Activities:
Ship purchase obligations(3)	2,398	1,774	147	1,488	—	—	5,807
Total	$3,166	$2,825	$1,048	$2,195	$607	$2,469	$12,310
(1)Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at March 31, 2025. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2025.
(2)Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $5.1 billion in final contractual installments, which have committed financing with sovereign guarantees covering approximately 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for maturities related to debt.
Refer to Note 7. Leases to our consolidated financial statements under Item 1. Financial Statements for maturities related to lease liabilities.
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
Off-Balance Sheet Arrangements
Refer to Note 5. Investments and Other Assets to our consolidated financial statements under Item 1. Financial Statements for ownership restrictions related to TUI Cruises.
Refer to Note 3. Revenue to our consolidated financial statements under Item 1. Financial Statements for credit card processor agreements for export credit agency guarantees.
Refer to Note 8. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for other agreements.
As of March 31, 2025, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2025, we had $6.1 billion of committed financing for our ships on order. As of March 31, 2025, our obligations due through March 31, 2026 primarily consisted of $1.4 billion related to debt maturities, $0.9 billion related to interest on debt and $2.5 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installments payable due upon the delivery of Star of the Seas and Celebrity Xcel. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of March 31, 2025, we had liquidity of $4.5 billion, including cash and cash equivalents of $0.4 billion, and $4.1 billion of undrawn revolving credit facility capacity.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, limit our net debt-to-capital ratio, and to maintain minimum liquidity. As of March 31, 2025, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business. During the quarter ended March 31, 2025, our Board of Directors declared a cash dividend on our common stock of $0.75 per share, which was paid in April 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our exposure to market risks since the date of our 2024 Annual Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff has petitioned the United States Supreme Court for a writ of certiorari. During the fourth quarter of 2022, we recorded a charge of approximately $130 million to Other income (expense) within our consolidated statements of comprehensive income (loss) related to the Havana Docks Action, including post-judgment interest and related legal defense costs and bonding fees. Following the 11th Circuit's denial of the rehearing petition, we released approximately $124 million of the previously recorded loss contingency for the year ended December 31, 2024, recognized within Other income (expense) within our consolidated statements of comprehensive income (loss).
In addition, we are routinely involved in claims typical within the cruise vacation industry. The majority of these claims are covered by insurance. We believe the outcome of such claims, net of expected insurance recoveries, will not have a material adverse impact on our financial condition or results of operations and cash flows.

Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information about our repurchases of common stock during the quarter ended March 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	—	—	—	$1,000,000,000
February 1, 2025 - February 28, 2025	1,106,598	$227.96	1,008,055	$759,000,000
March 1, 2025 - March 31, 2025	—	—	—	$759,000,000
Total	1,106,598		1,008,055
(1) On February 12, 2025, we announced that our board of directors authorized a 12-month common stock repurchase program for up to $1.0 billion. For further information on our stock repurchase transactions, refer to Note 9. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements.
Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On February 26, 2025, R. Alexander Lake, Chief Legal Officer and Secretary of the Company, entered into a 10b5-1 trading arrangement providing for the sale of up to 5,369 shares, subject to certain conditions. The arrangement's expiration date is February 13, 2026. The foregoing trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2025).
10.2
Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. B35, dated March 28, 2025, by and among the Company and the banks and financial institutions listed therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 1, 2025).

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2025, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)               the Consolidated Statements of Comprehensive Income (Loss) for quarters ended March 31, 2025 and 2024;
(ii)    the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024;
(iii)                the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and
(iv)                   the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
April 29, 2025	(Principal Financial Officer and duly authorized signatory)