Form 10-Q
period 2025-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2025-07-29
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 271,627,660 shares of common stock outstanding as of July 25, 2025.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Quarter Ended June 30,
	2025	2024
Passenger ticket revenues	$3,199	$2,887
Onboard and other revenues	1,339	1,223
Total revenues	4,538	4,110
Cruise operating expenses:
Commissions, transportation and other	606	572
Onboard and other	262	244
Payroll and related	329	313
Food	246	225
Fuel	279	282
Other operating	561	516
Total cruise operating expenses	2,283	2,152
Marketing, selling and administrative expenses	508	466
Depreciation and amortization expenses	417	393
Operating Income	1,329	1,099
Other income (expense):
Interest income	12	4
Interest expense, net of interest capitalized	(228)	(298)
Equity investment income	107	56
Other expense	(6)	(3)
	(115)	(241)
Net Income	1,214	858
Less: Net Income attributable to noncontrolling interest	5	4
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,210	$854
Earnings per Share:
Basic	$4.45	$3.32
Diluted	$4.41	$3.11
Weighted-Average Shares Outstanding:
Basic	272	257
Diluted	275	281
Comprehensive Income (Loss)
Net Income	$1,214	$858
Other comprehensive income (loss):
Foreign currency translation adjustments	(9)	6
Change in defined benefit plans	4	(12)
Gain (loss) on cash flow derivative hedges	181	(31)
Total other comprehensive income (loss)	176	(37)
Comprehensive Income	1,391	821
Less: Comprehensive Income attributable to noncontrolling interest	5	4
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,386	$817
____________________________________________________________
Certain amounts may not add due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)

	Six Months Ended June 30,
	2025	2024
Passenger ticket revenues	$5,942	$5,429
Onboard and other revenues	2,595	2,409
Total revenues	8,537	7,838
Cruise operating expenses:
Commissions, transportation and other	1,128	1,070
Onboard and other	463	437
Payroll and related	669	631
Food	486	446
Fuel	557	586
Other operating	1,061	1,039
Total cruise operating expenses	4,362	4,209
Marketing, selling and administrative expenses	1,071	1,001
Depreciation and amortization expenses	829	780
Operating Income	2,275	1,848
Other income (expense):
Interest income	15	9
Interest expense, net of interest capitalized	(477)	(721)
Equity investment income	155	97
Other expense	(17)	(11)
	(325)	(626)
Net Income	1,950	1,222
Less: Net Income attributable to noncontrolling interest	10	8
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,940	$1,214
Earnings per Share:
Basic	$7.17	$4.72
Diluted	$7.10	$4.46
Weighted-Average Shares Outstanding:
Basic	270	257
Diluted	275	281
Comprehensive Income (Loss)
Net Income	$1,950	$1,222
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	10
Change in defined benefit plans	—	(3)
Gain on cash flow derivative hedges	309	13
Total other comprehensive income	283	20
Comprehensive Income	2,233	1,242
Less: Comprehensive Income attributable to noncontrolling interest	10	8
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$2,222	$1,234
____________________________________________________________
Certain amounts may not add due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of
	June 30,	December 31,
	2025	2024
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$735	$388
Trade and other receivables, net	431	371
Inventories	247	265
Prepaid expenses and other assets	785	670
Derivative financial instruments	252	11
Total current assets	2,450	1,705
Property and equipment, net	32,351	31,831
Operating lease right-of-use assets	656	677
Goodwill	808	808
Other assets	2,277	2,049
Total assets	$38,542	$37,070
Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,402	$1,603
Current portion of operating lease liabilities	84	74
Accounts payable	959	919
Accrued expenses and other liabilities	1,701	1,635
Derivative financial instruments	48	90
Customer deposits	6,379	5,496
Total current liabilities	10,573	9,817
Long-term debt	17,612	18,473
Long-term operating lease liabilities	639	670
Other long-term liabilities	358	375
Total liabilities	29,182	29,335

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 301,198,157 and 297,368,235 shares issued, June 30, 2025 and December 31, 2024, respectively)	3	3
Paid-in capital	7,874	7,831
Retained earnings	4,144	2,612
Accumulated other comprehensive loss	(519)	(802)
Treasury stock (29,575,028 and 28,468,430 common shares at cost, June 30, 2025 and December 31, 2024, respectively)	(2,333)	(2,081)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	9,169	7,563
Noncontrolling interests	191	172
Total shareholders’ equity	9,360	7,735
Total liabilities and shareholders’ equity	$38,542	$37,070

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Six Months Ended June 30,
	2025	2024
Operating Activities
Net Income	$1,950	$1,222
Adjustments:
Depreciation and amortization	829	780
Net deferred income tax expense	4	5
(Gain) loss on derivative instruments not designated as hedges	(56)	40
Share-based compensation expense	92	83
Equity investment income	(155)	(97)
Amortization of debt issuance costs, discounts and premiums	46	51
Loss on extinguishment of debt and inducement expense	10	133
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(51)	(16)
Decrease in inventories	17	6
Increase in prepaid expenses and other assets	(142)	(196)
Increase in accounts payable trade	24	18
Decrease in accrued expenses and other liabilities	(21)	(47)
Increase in customer deposits	883	934
Other, net	(57)	(15)
Net cash provided by operating activities	3,373	2,901
Investing Activities
Purchases of property and equipment	(1,264)	(2,382)
Cash received on settlement of derivative financial instruments	111	12
Cash paid on settlement of derivative financial instruments	(11)	(92)
Investments in and loans to unconsolidated affiliates	(77)	(20)
Cash received on loans from unconsolidated affiliates	70	9
Proceeds from sale of unconsolidated affiliates	15	—
Other, net	10	(21)
Net cash used in investing activities	(1,146)	(2,494)
Financing Activities
Debt proceeds	730	4,698
Debt issuance costs	(28)	(87)
Repayments of debt	(1,945)	(4,974)
Premium on repayment of debt	(2)	(104)
Repurchase of common stock	(241)	—
Dividends paid	(348)	—
Other, net	(53)	(44)
Net cash used in financing activities	(1,887)	(511)
Effect of exchange rate changes on cash and cash equivalents	7	(2)
Net increase (decrease) in cash and cash equivalents	347	(106)
Cash and cash equivalents at beginning of period	388	497
Cash and cash equivalents at end of period	$735	$391
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in millions)
	Six Months Ended June 30,
	2025	2024

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$443	$621
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$61	$34
Non-cash Financing Activity
Non-cash inducement on convertible notes exchange	$7	$—

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2025	$3	$7,846	$3,139	$(695)	$(2,333)	$182	$8,142
Activity related to employee stock plans	—	42	—	—	—	—	42
Common stock dividends, $0.75 per share	—	—	(205)	—	—	—	(205)
Convertible notes settlements	—	(14)	—	—	—	—	(14)
Changes related to cash flow derivative hedges	—	—	—	181	—	—	181
Change in defined benefit plans	—	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	(9)	—	—	(9)
Net Income attributable to noncontrolling interest	—	—	—	—	—	5	5
Other activity attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,210	—	—	—	1,210
Balance at June 30, 2025	$3	$7,874	$4,144	$(519)	$(2,333)	$191	$9,360

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2025	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
Activity related to employee stock plans	—	50	—	—	—	—	50
Common stock dividends, $1.50 per share	—	—	(408)	—	—	—	(408)
Convertible notes settlements	—	(7)	—	—	—	—	(7)
Changes related to cash flow derivative hedges	—	—	—	309	—	—	309
Foreign currency translation adjustments	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	—	—	—	(252)	—	(252)
Net Income attributable to noncontrolling interest	—	—	—	—	—	10	10
Other activity attributable to noncontrolling interest	—	—	—	—	—	9	9
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,940	—	—	—	1,940
Balance at June 30, 2025	$3	$7,874	$4,144	$(519)	$(2,333)	$191	$9,360

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2024	$3	$7,496	$350	$(617)	$(2,081)	$174	$5,325
Activity related to employee stock plans	—	40	—	—	—	—	40
Changes related to cash flow derivative hedges	—	—	—	(31)	—	—	(31)
Change in defined benefit plans	—	—	—	(12)	—	—	(12)
Foreign currency translation adjustments	—	—	—	6	—	—	6
Net Income attributable to noncontrolling interest	—	—	—	—	—	4	4
Other activity attributable to noncontrolling interest	—	—	—	—	—	(4)	(4)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	854	—	—	—	854
Balance at June 30, 2024	3	7,536	1,204	(654)	(2,081)	174	6,182

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2024	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
Activity related to employee stock plans	—	62	—	—	—	—	62
Changes related to cash flow derivative hedges	—	—	—	13	—	—	13
Change in defined benefit plans	—	—	—	(3)	—	—	(3)
Foreign currency translation adjustments	—	—	—	10	—	—	10
Repurchase of common stock	—	—	—	—	(12)	—	(12)
Net Income attributable to noncontrolling interest	—	—	—	—	—	8	8
Other activity attributable to noncontrolling interest	—	—	—	—	—	(9)	(9)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,214	—	—	—	1,214
Balance at June 30, 2024	$3	$7,536	$1,204	$(654)	$(2,081)	$174	$6,182

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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea Cruises (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC", "TUI Cruises"), which operates the German brands Mein Schiff and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 67 ships as of June 30, 2025. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
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

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply retrospectively. We are evaluating the impact of the new guidance on disclosures to our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027 on a prospective basis. Early adoption and retrospective application is permitted. We are evaluating the impact of the new guidance on disclosures to our consolidated financial statements.
Note 3. Revenue
Revenue Recognition
Revenues are measured based on consideration specified in our contracts with customers and are recognized as the related performance obligations are satisfied.
The majority of our revenues are derived from passenger cruise contracts which are reported within Passenger ticket revenues in our consolidated statements of comprehensive income (loss). Our performance obligation under these contracts is to provide a cruise vacation in exchange for the ticket price. We receive payment before we satisfy this performance obligation and recognize revenue over the duration of each cruise, with the majority of sailings ranging from three to 14 nights.
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $318 million and $266 million for the quarters ended June 30, 2025 and 2024, respectively, and $594 million and $509 million for the six months ended June 30, 2025 and 2024, respectively.
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
Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues by itinerary
North America (1)	$2,842	$2,575	$5,696	$5,265
Asia/Pacific	326	235	972	741
Europe	943	841	980	863
Other regions (2)	210	278	469	600
Total revenues by itinerary	4,321	3,929	8,117	7,469
Other revenues (3)	217	181	420	369
Total revenues	$4,538	$4,110	$8,537	$7,838
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and six months ended June 30, 2025 and 2024, our guests were sourced from the following areas:

	Quarter Ended June 30,
	2025	2024
Passenger ticket revenues:
United States	77%	79%
All other countries (1)	23%	21%

	Six Months Ended June 30,
	2025	2024
Passenger ticket revenues:
United States	76%	76%
All other countries (1)	24%	24%
(1)No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2025 and 2024.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.5 billion and $2.8 billion as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025, our customer deposit balance includes approximately $139 million of unredeemed future cruise credits ("FCCs"), which were mostly held by guests with bookings on sailings that were cancelled during our suspension of global cruise operations. Our FCCs are not refundable and do not have expiration dates. Based upon our analysis of historical redemption experience, we believe a portion of our FCCs are not probable of being used in future periods. Based on our current estimates, we recognized an immaterial amount of FCC breakage revenue during the quarters and six months ended June 30, 2025, and June 30, 2024. We will continue to monitor changes in redemption behavior and estimate and record revenue associated with breakage when the likelihood of the customer exercising their remaining rights becomes remote.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2025, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of June 30, 2025 and December 31, 2024, our contract assets were $169 million and $161 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.

Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $304 million and $252 million as of June 30, 2025 and December 31, 2024, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings Per Share
Basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$1,210	$854	$1,940	$1,214
Add convertible notes interest and inducement expense	1	19	16	38
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	1,211	873	1,956	1,252
Weighted-average common shares outstanding	272	257	270	257
Dilutive effect of stock-based awards	1	1	1	1
Dilutive effect of convertible notes	2	23	4	23
Diluted weighted-average shares outstanding	275	281	275	281
Basic earnings per share (1)	$4.45	$3.32	$7.17	$4.72
Diluted earnings per share (1)	$4.41	$3.11	$7.10	$4.46
(1) Per share amounts may not calculate due to the use of rounded numbers.
There were no antidilutive shares for the quarters and six months ended June 30, 2025, and 2024, respectively, from our stock-based awards and convertible notes.
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
As of June 30, 2025, the net book value of our investment in TUIC was $1.0 billion, primarily consisting of $983 million in equity and a loan of €47 million, or approximately $55 million based on the exchange rate at June 30, 2025. As of December 31, 2024, the net book value of our investment in TUIC was $814 million, primarily consisting of $749 million in equity and a loan of €55 million, or approximately $57 million based on the exchange rate at December 31, 2024. The loan, which was made in connection with the sale of Splendour of the Seas in April 2016, accrues interest at a rate of 6.25% per annum and is scheduled to mature in April 2026. This loan is 50% guaranteed by TUI AG and is secured by a first priority mortgage on the ship.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount and outstanding term loan are substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have approximately 33% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
Floating Docks S. DE RL. (“Floating Docks”), our approximately 33%-owned joint venture with the other shareholders of Grand Bahama, will construct two floating drydocks, the first was delivered in June 2025 and the second is expected to be delivered in early 2026. These floating drydocks will be novated to Grand Bahama and allow it to service the entire range of cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partners have each guaranteed 33% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which have been and continue to be contingent on the achievement of certain construction milestones, resulting in our remaining payment guarantees being immaterial as of June 30, 2025. Our investment in Floating Docks, including loans, is $102 million as of June 30, 2025.
We have determined that Floating Docks is a VIE. We have determined that we are not the primary beneficiary of Floating Docks since we believe that the power to direct the activities that most significantly impact Floating Docks' economic performance is shared between ourselves and our joint venture partners. All the significant operating and financial decisions of Floating Docks require the consent of all parties which we believe creates shared power over Floating Docks. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
In June 2025, we sold one-third of our ownership interests in both Grand Bahama and Floating Docks. Our noncontrolling interests in Grand Bahama and Floating Docks were reduced from 49% and 50%, respectively, at March 31, 2025 to approximately 33% of each as of June 30, 2025. The sale did not have a material impact to our consolidated financial statements.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Share of equity income from investments	$107	$56	$155	$97

	As of June 30, 2025	As of December 31, 2024
Total notes receivable due from equity investments	$158	$138
Less-current portion (1)	56	17
Long-term portion (2)	$102	$121
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

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of June 30, 2025	As of December 31, 2024
Fixed rate debt:
Unsecured senior notes	5.59%	2026 - 2033	$9,699	$9,699
Unsecured term loans	3.25%	2027 - 2036	7,332	7,687
Convertible notes	6.00%	2025	106	322
Total fixed rate debt			17,137	17,708
Variable rate debt:
Unsecured revolving credit facilities (2)	—%	2028 / 2030	—	340
USD unsecured term loans	5.67%	2026 - 2037	2,046	2,227
Euro unsecured term loan	3.28%	2028	205	212
Total variable rate debt			2,251	2,779
Finance lease liabilities			115	117
Total debt (3)			19,503	20,604
Less: unamortized debt issuance costs			(489)	(528)
Total debt, net of unamortized debt issuance costs			19,014	20,076
Less—current portion			(1,402)	(1,603)
Long-term portion			$17,612	$18,473
(1) Weighted average interest rates are based on outstanding loan balance as of June 30, 2025, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus an interest rate margin of 1.10%. Based on applicable Term SOFR rates, as of June 30, 2025, the interest rate under the unsecured credit facilities was 5.42%. We also pay a facility fee of 0.15% of the total commitments under such facility.
(3) At June 30, 2025 and December 31, 2024, the weighted average interest rate for total debt was 4.64% and 5.03%, respectively.
Unsecured revolving credit facilities
In May 2025, we amended our two revolving credit facilities, bringing our aggregate revolving credit capacity to $6.4 billion, and extended the termination date of one of the revolving credit facilities from October 2026 to October 2030. The commitments are split evenly between the two facilities and are scheduled to mature in October 2028 and October 2030. As of June 30, 2025, our unsecured revolving credit facilities were undrawn.
Convertible Notes due 2025
In March 2025, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes due 2025. The holders exchanged approximately $213 million in aggregate principal amount for approximately 3 million shares of common stock and $214 million in cash, including accrued interest. The convertible notes exchange resulted in an immaterial induced conversion expense.
Export credit facilities and agency guarantees
In July 2025, we took delivery of Star of the Seas. To finance the delivery, we borrowed a total of $1.6 billion under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Finnvera plc. The unsecured term loan amortizes semi-annually over 12 years and bears interest primarily at a fixed rate of 3.76% per annum.
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2025, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees through interest expense that are paid upfront over the life of the loan. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of June 30, 2025, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt, including finance leases, as of June 30, 2025 for each of the next five years (in millions):

Year	As of June 30, 2025 (1)
Remainder of 2025	$755
2026	2,943
2027	2,603
2028	3,085
2029	1,006
Thereafter	9,111
$19,503
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2025.

Note 7. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2025 and December 31, 2024. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $168 million as of June 30, 2025 and December 31, 2024, respectively. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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
Finance leases

Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of June 30, 2025 and December 31, 2024.
The Company's master lease agreement (“Master Lease”) with the County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease includes two five-year options to extend the lease, which we are reasonably certain to exercise. Additionally, we previously executed a modification to the Master Lease agreement to extend its expiration from 2076 to 2077 after coming to an agreement with the County on the financing plans to finalize the development of the buildings and land. The modification of the Master Lease did not change the classification of the lease. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $107 million as of June 30, 2025 and $106 million as of December 31, 2024, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2025	Six Months Ended June 30, 2025
Lease costs:
Operating lease costs	Commission, transportation and other	$46	$111
Operating lease costs	Other operating expenses	4	7
Operating lease costs	Marketing, selling and administrative expenses	4	9
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	1	1
Interest on lease liabilities	Interest expense, net of interest capitalized	2	4
Total lease costs		$57	$132

	Consolidated Statement of Comprehensive Income (Loss) Classification	Quarter Ended June 30, 2024	Six Months Ended June 30, 2024
Lease costs:
Operating lease costs	Commission, transportation and other	$42	$113
Operating lease costs	Other operating expenses	4	7
Operating lease costs	Marketing, selling and administrative expenses	5	9
Financial lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3	7
Interest on lease liabilities	Interest expense, net of interest capitalized	7	14
Total lease costs		$61	$150

In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the quarter and six months ended June 30, 2025, we had $27 million and $86 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss), respectively, compared to $28 million and $79 million of variable lease costs recorded within Commission, transportation and other in our consolidated statement of comprehensive income (loss) during the quarter and six months ended June 30, 2024, respectively. These variable lease costs are included within the balances presented above.

The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of June 30, 2025	As of December 31, 2024
Weighted average of the remaining lease term in years
Operating leases	17.89	17.96
Finance leases	48.47	47.54
Weighted average discount rate
Operating leases	7.22%	7.23%
Finance leases	6.93%	6.90%
Supplemental cash flow information related to leases is as follows (in millions):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$140	$138
Operating cash flows from finance leases	$4	$14
Financing cash flows from finance leases	$3	$13
As of June 30, 2025, maturities related to lease liabilities were as follows (in millions):

Year	Operating Leases	Finance Leases
Remainder of 2025	$70	$8
2026	126	10
2027	119	9
2028	111	9
2029	64	8
Thereafter	1,004	490
Total lease payments	1,494	534
Less: Interest	(771)	(419)
Present value of lease liabilities	$723	$115

Note 8. Commitments and Contingencies
Ship Purchase Obligations
As of June 30, 2025, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas (1)	Meyer Turku Oy	3rd Quarter 2025	5,600
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Unnamed	Meyer Turku Oy	3rd Quarter 2027	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Mein Schiff —
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			33,100
(1) In July 2025, we took delivery of Star of the Seas.
In January 2025, we announced the launch of Celebrity River Cruises, a premium river cruise vacation. We entered into agreements for the commitment to an initial order of 10 ships with plans to sail in 2027.
In March 2025, we entered into a credit agreement for the unsecured financing of the seventh Oasis-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.7 billion, or approximately $2.0 billion based on the exchange rate at June 30, 2025. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.85%. The seventh Oasis-class ship will have a capacity of approximately 5,700 berths.
In May 2025, we amended the credit agreement for the third Icon-class ship, Legend of the Seas, to increase the maximum loan amount by €334 million or $392 million based on the exchange rate at June 30, 2025. Interest on the incremental portion of the loan will accrue at a floating rate equal to Term SOFR plus 0.90%.
In May 2025, the conditions for effectiveness including financing on our agreement with Meyer Turku Oy to build a fourth Icon-class ship for delivery in 2027 became effective.
In June 2025, we entered into a credit agreement for the unsecured financing of the sixth Edge-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.0 billion, or approximately $1.2 billion based on the exchange rate at June 30, 2025. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR plus 0.85% per annum. The sixth Edge-class ship will have a capacity of approximately 3,250 berths.
As of June 30, 2025, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $12.1 billion, of which we had deposited $1.4 billion. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.

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
In July 2025, we closed on our acquisition of the Port of Costa Maya and adjacent land in Mahahual, Mexico for approximately $292 million. The majority of the fair value was allocated to land, net of assumed liabilities.
Note 9. Shareholders' Equity
Dividends
During both first and second quarter of 2025, we declared a cash dividend on our common stock of $0.75 per share, which was paid in April 2025 and July 2025, respectively. During the first quarter of 2025, we also paid a cash dividend on our common stock of $0.55 per share, which was declared during the fourth quarter of 2024.
Common Stock Repurchase Program
In February 2025, our board of directors (the "Board") authorized a 12-month common stock repurchase program for up to $1.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the six months ended June 30, 2025, we repurchased 1.0 million shares of our common stock under this program, for a total of $241 million in open market transactions that were recorded within Treasury stock in our consolidated balance sheets. As of June 30, 2025, we have $759 million that remains available for future stock repurchase transactions under our Board authorized program.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2025 and 2024 (in millions):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2025				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2024
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(823)	$10	$11	$(802)	$(666)	$(2)	$(6)	$(674)
Other comprehensive income (loss) before reclassifications	310	—	(26)	284	42	(3)	10	49
Amounts reclassified from accumulated other comprehensive loss	(1)	—	—	(1)	(29)	—	—	(29)
Net current-period other comprehensive income (loss)	309	—	(26)	283	13	(3)	10	20
Ending balance	$(514)	$10	$(15)	$(519)	$(653)	$(5)	$4	$(654)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2025 and 2024 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$6	$12	$13	$25	Interest expense, net of interest capitalized
Foreign currency forward contracts	(6)	(6)	(12)	(11)	Depreciation and amortization expenses
Foreign currency forward contracts	—	—	—	—	Other (expense) income
Fuel swaps	—	—	—	—	Other (expense) income
Fuel swaps	(4)	11	—	15	Fuel
	$(4)	$17	$1	$29

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at June 30, 2025					Fair Value Measurements at December 31, 2024
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$735	$735	$735	$—	$—	$388	$388	$388	$—	$—
Total Assets	$735	$735	$735	$—	$—	$388	$388	$388	$—	$—
Liabilities:
Long-term debt (including current portion of debt)(5)	$18,899	$19,956	$—	$19,956	$—	$19,959	$21,325	$—	$21,325	$—
Total Liabilities	$18,899	$19,956	$—	$19,956	$—	$19,959	$21,325	$—	$21,325	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2025 and December 31, 2024.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, term loans and convertible notes. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2025 and December 31, 2024.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2025				Fair Value Measurements at December 31, 2024
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$290	$—	$290	$—	$71	$—	$71	$—
Total Assets	$290	$—	$290	$—	$71	$—	$71	$—
Liabilities:
Derivative financial instruments(4)	$88	$—	$88	$—	$139	$—	$139	$—
Total Liabilities	$88	$—	$88	$—	$139	$—	$139	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of June 30, 2025 and December 31, 2024.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of June 30, 2025 and December 31, 2024.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2025 or December 31, 2024, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of June 30, 2025 or December 31, 2024.
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
The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2025				As of December 31, 2024
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$290	$(67)	$—	$223	$71	$(52)	$—	$19
Total	$290	$(67)	$—	$223	$71	$(52)	$—	$19
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(88)	$67	$—	$(21)	$(139)	$52	$—	$(87)
Total	$(88)	$67	$—	$(21)	$(139)	$52	$—	$(87)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2025, we had counterparty credit risk exposure under our derivative instruments of $227 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At June 30, 2025 and December 31, 2024, approximately 93.9% and 92.3%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. At June 30, 2025, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At June 30, 2025 and December 31, 2024, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2025 (in millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate as of June 30, 2025
Quantum of the Seas term loan	92	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	121	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	208	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	203	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	288	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	144	October 2032	Term SOFR plus	0.96%	2.91%
	$1,056
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2025.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2025 and December 31, 2024 was $1.1 billion and $1.2 billion, respectively.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt, and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2025, the aggregate cost of our ships on order was $12.1 billion, of which we had deposited $1.4 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing and any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At June 30, 2025 and December 31, 2024, approximately 50.2% and 43.4%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2025 and 2024 the average notional amount of foreign currency forward contracts was approximately $1.1 billion and $964 million, respectively. These instruments are not designated as hedging instruments. For the quarters ended June 30, 2025 and 2024, changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of $53 million and $(5) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $(58) million and $4 million, respectively. These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss). For the six months ended June 30, 2025 and 2024, changes in the fair value of the foreign currency forward contracts resulted in gains (losses) of $55 million and $(40) million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same periods of $(62) million and $34 million, respectively. These amounts were recognized in earnings within Other expense in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2025 and December 31, 2024 was $3.5 billion and $2.7 billion respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of €688 million, or approximately $808 million, as of June 30, 2025. As of December 31, 2024, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €889 million, or approximately $921 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other expense for each reporting period through the maturity dates of the fuel swaps. For the quarters ended June 30, 2025 and 2024, we did not discontinue cash flow hedge accounting on any material amount of our fuel swap agreements.
At June 30, 2025, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2028. As of June 30, 2025 and December 31, 2024, we had the following outstanding fuel swap agreements designated as hedging instruments:

	Fuel Swap Agreements
	As of June 30, 2025	As of December 31, 2024
Designated as hedges:	(metric tons)
2025	513,050	1,031,449
2026	1,050,150	786,750
2027	819,048	364,048
2028	284,099	—

	Fuel Swap Agreements
	As of June 30, 2025	As of December 31, 2024
Designated hedges as a % of projected fuel purchases:	(% hedged)
2025	59%	60%
2026	59%	44%
2027	47%	20%
2028	16%	—%

As of June 30, 2025 and December 31, 2024, the estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months was immaterial. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2025	As of December 31, 2024	Balance Sheet Location	As of June 30, 2025	As of December 31, 2024
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Other assets	36	58	Other long-term liabilities	—	—
Foreign currency forward contracts	Derivative financial instruments	212	—	Derivative financial instruments	—	71
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	22
Fuel swaps	Derivative financial instruments	6	10	Derivative financial instruments	33	19
Fuel swaps	Other assets	2	3	Other long-term liabilities	40	27
Total derivatives designated as hedging instruments under 815-20		$256	$71		$73	$139
Derivatives not designated as hedging instruments under ASC 815-20
Foreign currency forward contracts	Derivative financial instruments	$33	$—	Derivative financial instruments	$15	$—
Fuel swaps	Derivative financial instruments	1	—	Derivative financial instruments	—	—
Total derivatives not designated as hedging instruments under 815-20		34	—		15	—
Total derivatives		$290	$71		$88	$139
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2025	As of December 31, 2024
Foreign currency debt	Current portion of long-term debt	$69	$60
Foreign currency debt	Long-term debt	739	860
		$808	$920

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Interest rate swaps	$(3)	$8	$(8)	$29
Foreign currency forward contracts	238	(31)	355	(102)
Fuel swaps	(58)	9	(37)	115
	$177	$(14)	$310	$42

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Foreign Currency Debt	$(66)	$6	$(109)	$22
	$(66)	$6	$(109)	$22
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2025	Quarter Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Foreign currency forward contracts	Other income (expense)	$53	$(5)	$55	$(40)
Fuel swaps	Other income (expense)	2	—	2	—
		$55	$(5)	$57	$(40)

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
As of June 30, 2025, our senior unsecured debt credit rating was BBB- by Standard & Poor's and Baa3 by Moody's. As of June 30, 2025, six of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date.

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
•a discussion of our results of operations for the quarter and six months ended June 30, 2025, compared to the same period in 2024; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other income, (ii) equity investment impairment, recovery of losses, and other, (iii) restructuring charges and other initiative expenses, and (iv) impairment losses. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted Gross Margin represents Gross Margin, adjusted for payroll and related, food, fuel, other operating, and depreciation and amortization expense. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents net income less net income attributable to noncontrolling interest, excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense, (ii) the amortization of the Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition, (iii) restructuring charges and other initiative expenses, (iv) equity investments impairment, recovery of losses, and other, (v) impairment losses, and (vi) gain on sale of noncontrolling interest. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
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

Gross Margin Yields represent Gross Margin per APCD.
Invested Capital represents the most recent five-quarter average of total debt (i.e., Current portion of long-term debt plus Long-term debt) plus the most recent five-quarter average of Total shareholders' equity. We use this measure to calculate ROIC (as defined below).
Net Cruise Costs and Net Cruise Costs Excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs Excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs Excluding Fuel to be the most relevant indicators of our performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs Excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs Excluding Fuel excludes impairment losses, and restructuring charges and other initiative expenses.
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2025 was $1.21 billion and $1.20 billion, compared to Net Income and Adjusted Net Income of $854 million and $882 million, respectively, for the second quarter of 2024.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the six months ended June 30, 2025 was $1.94 billion and $1.95 billion, compared to Net Income and Adjusted Net Income of $1.2 billion and $1.4 billion, respectively, for the six months ended June 30, 2024.
Significant items for the quarter and six months ended June 30, 2025 include:
•Total revenues increased $428 million and $699 million for the quarter and six months ended June 30, 2025 as compared to the same periods in 2024. The increase was primarily due to an increase in capacity, ticket prices and onboard spending in 2025, compared to same period in 2024.
•Total cruise operating expenses, increased $131 million and $153 million for the quarter and six months ended June 30, 2025 as compared to the same periods in 2024. The increase was primarily due to an increase in capacity in 2025 compared to the same periods in 2024.
•In February 2025, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff Relax.
•In March 2025, we completed privately negotiated exchange with certain holders of 6.00% Convertible Senior Notes due 2025 to exchange approximately $213 million in aggregate principal amount for approximately 3 million shares of common stock and $214 million in cash.
•In May 2025, we amended our two revolving credit facilities, bringing our aggregate revolving credit capacity to $6.4 billion, and extended the termination date of one of the revolving credit facilities from October 2026 to October 2030.

For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements.

Operating results for the quarters and six months ended June 30, 2025 compared to the same periods in 2024 are shown in the following tables (in millions, except per share data):

	Quarter Ended June 30,
	2025		2024
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$3,199	70.5%	$2,887	70.2%
Onboard and other revenues	1,339	29.5%	1,223	29.8%
Total revenues	4,538	100.0%	4,110	100.0%
Cruise operating expenses:
Commissions, transportation and other	606	13.4%	572	13.9%
Onboard and other	262	5.8%	244	5.9%
Payroll and related	329	7.2%	313	7.6%
Food	246	5.4%	225	5.5%
Fuel	279	6.1%	282	6.9%
Other operating	561	12.4%	516	12.6%
Total cruise operating expenses	2,283	50.3%	2,152	52.4%
Marketing, selling and administrative expenses	508	11.2%	466	11.3%
Depreciation and amortization expenses	417	9.2%	393	9.6%
Operating Income	1,329	29.3%	1,099	26.7%
Other income (expense):
Interest income	12	0.3%	4	0.1%
Interest expense, net of interest capitalized	(228)	(5.0)%	(298)	(7.3)%
Equity investment income	107	2.4%	56	1.4%
Other expense	(6)	(0.1)%	(3)	(0.1)%
	(115)	(2.5)%	(241)	(5.9)%
Net Income	1,214	26.8%	858	20.9%
Less: Net Income attributable to noncontrolling interest	5	0.1%	4	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,210	26.7%	$854	20.8%
Diluted Earnings per Share	$4.41		$3.11

	Six Months Ended June 30,
	2025		2024
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$5,942	69.6%	$5,429	69.3%
Onboard and other revenues	2,595	30.4%	2,409	30.7%
Total revenues	8,537	100.0%	7,838	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,128	13.2%	1,070	13.7%
Onboard and other	463	5.4%	437	5.6%
Payroll and related	669	7.8%	631	8.1%
Food	486	5.7%	446	5.7%
Fuel	557	6.5%	586	7.5%
Other operating	1,061	12.4%	1,039	13.3%
Total cruise operating expenses	4,362	51.1%	4,209	53.7%
Marketing, selling and administrative expenses	1,071	12.5%	1,001	12.8%
Depreciation and amortization expenses	829	9.7%	780	10.0%
Operating Income	2,275	26.6%	1,848	23.6%
Other income (expense):
Interest income	15	0.2%	9	0.1%
Interest expense, net of interest capitalized	(477)	(5.6)%	(721)	(9.2)%
Equity investment income	155	1.8%	97	1.2%
Other expense	(17)	(0.2)%	(11)	(0.1)%
	(325)	(3.8)%	(626)	(8.0)%
Net Income	1,950	22.8%	1,222	15.6%
Less: Net Income attributable to noncontrolling interest	10	0.1%	8	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,940	22.7%	$1,214	15.5%
Diluted Earnings per Share	$7.10		$4.46

We reported Net Income attributable to Royal Caribbean Cruises Ltd., Adjusted Net Income attributable to Royal Caribbean Cruises Ltd., Earnings per Share and Adjusted Earnings per Share as shown in the following table (in millions, except per share data. Certain amounts may not add due to use of rounded numbers):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,210	$854	$1,940	$1,214
Loss on extinguishment of debt and inducement expense (1)	—	17	10	133
Amortization of Silversea Cruises intangible assets resulting from the Silversea Cruises acquisition (2)	2	2	3	3
Restructuring charges and other initiative expenses (3)	3	3	6	3
Equity investments impairment, recovery of losses, and other	(1)	—	(1)	—
Impairment losses (4)	—	6	—	6
Gain on sale of noncontrolling interest (5)	(11)	—	(11)	—
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$1,202	$882	$1,946	$1,359

Basic:
Earnings per Share	$4.45	$3.32	$7.17	$4.72
Adjusted Earnings per Share	$4.43	$3.43	$7.20	$5.29

Diluted:
Earnings per Share (6)	$4.41	$3.11	$7.10	$4.46
Adjusted Earnings per Share (7)	$4.38	$3.21	$7.09	$4.97

Weighted-Average Shares Outstanding:
Basic	272	257	270	257
Diluted	275	281	275	281
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
(5)Represents gain on sale of noncontrolling interest of Floating Docks and Grand Bahama Shipyard. These amounts are included in Other income within our consolidated statements of comprehensive income (loss).
(6)Diluted EPS includes the add-back of dilutive inducement and interest expense related to our convertible notes of $1 million and $16 million for the quarter and for the six months ended June 30, 2025, respectively, and $19 million and $38 million for the quarter and six months ended June 30, 2024, respectively. Refer to Note 4. Earnings Per Share to our consolidated financial statements under Item 1. Financial Statements for further information.

(7)Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $1 million and $6 million for the quarter and six months ended June 30, 2025, respectively, and $19 million and $38 million for the quarter and six months ended June 30, 2024, respectively.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Passengers Carried	2,254,057	2,040,242	4,495,730	4,094,624
Passenger Cruise Days	14,277,894	13,230,448	28,046,226	26,380,157
APCD	12,942,385	12,233,196	25,600,377	24,519,026
Occupancy	110.3%	108.2%	109.6%	107.6%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin were calculated as follows (in millions, except APCD and per APCD data. Certain amounts may not add due to use of rounded numbers; reported EBITDA, Adjusted EBITDA, and per APCD and Margin amounts are calculated from the underlying dollar amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,210	$854	$1,940	$1,214
Interest income	(12)	(4)	(15)	(9)
Interest expense, net of interest capitalized	228	298	477	721
Depreciation and amortization expenses	417	393	829	780
Income tax expense (1)	17	17	33	23
EBITDA	1,860	1,558	3,264	2,729

Other income (2)	(11)	(14)	(15)	(12)
Equity investments impairment, recovery of losses, and other	(1)	—	(1)	—
Restructuring charges and other initiative expenses (3)	3	3	6	3
Impairment losses (4)	—	6	—	6
Adjusted EBITDA	$1,851	$1,553	$3,252	$2,726

Total revenues	$4,538	$4,110	$8,537	$7,838

APCD	12,942,385	12,233,196	25,600,377	24,519,026
Net Income attributable to Royal Caribbean Cruises Ltd. per APCD	$93.47	$69.85	$75.76	$49.53
Adjusted EBITDA per APCD	$143.00	$126.96	$127.04	$111.18
Adjusted EBITDA Margin	40.8%	37.8%	38.1%	34.8%
(1)These amounts are included in Other expense within our consolidated statements of comprehensive income (loss).
(2)Represents net non-operating income. The amount excludes income tax expense, included in the EBITDA calculation above.
(3)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(4)For 2024, represents property and equipment impairment charges related to certain construction in progress assets. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields were calculated by dividing Gross Margin and Adjusted Gross Margin by APCD as follows (in millions, except APCD and Yields. Certain amounts may not add due to use of rounded numbers; reported Adjusted Gross Margin and Yields are calculated from the underlying dollar amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$4,538	$4,110	$8,537	$7,838
Less:
Cruise operating expenses	2,283	2,152	4,362	4,209
Depreciation and amortization expenses	417	393	829	780
Gross Margin	1,838	1,565	3,345	2,849
Add:
Payroll and related	329	313	669	631
Food	246	225	486	446
Fuel	279	282	557	586
Other operating	561	516	1,061	1,039
Depreciation and amortization expenses	417	393	829	780
Adjusted Gross Margin	$3,670	$3,294	$6,946	$6,331

APCD	12,942,385	12,233,196	25,600,377	24,519,026
Gross Margin Yields	$142.00	$127.94	$130.67	$116.21
Net Yields	$283.56	$269.38	$271.33	$258.23

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel were calculated as follows (in millions, except APCD and costs per APCD. Certain amounts may not add due to use of rounded numbers; reported Gross Cruise Costs, Net Cruise Costs, Net Cruise Costs excluding Fuel, and per APCD amounts are calculated from the underlying dollar amounts):

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total cruise operating expenses	$2,283	$2,152	$4,362	$4,209
Marketing, selling and administrative expenses	508	466	1,071	1,001
Gross Cruise Costs	2,791	2,618	5,433	5,210
Less:
Commissions, transportation and other	606	572	1,128	1,070
Onboard and other	262	244	463	437
Net Cruise Costs including other costs	1,923	1,802	3,842	3,703
Less:
Impairment losses (1)	—	6	—	6
Restructuring charges and other initiative expenses (2)	3	3	6	3
Net Cruise Costs	1,920	1,793	3,837	3,694
Less:
Fuel	279	282	557	586
Net Cruise Costs Excluding Fuel	$1,641	$1,511	$3,280	$3,108

APCD	12,942,385	12,233,196	25,600,377	24,519,026
Gross Cruise Costs per APCD	$215.68	$214.06	$212.22	$212.50
Net Cruise Costs per APCD	$148.34	$146.70	149.88	$150.69
Net Cruise Costs Excluding Fuel per APCD	$126.76	$123.65	$128.14	$126.78
(1)For 2024, represents property and equipment impairment charges related to certain construction in progress assets. This amount is included in Other operating within our consolidated statements of comprehensive income (loss).
(2)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended June 30, 2025 Compared to Quarter Ended June 30, 2024
In this section, references to 2025 refer to the quarter ended June 30, 2025 and references to 2024 refer to the quarter ended June 30, 2024.
Revenues
Total revenues for 2025 increased $428 million to $4.5 billion from $4.1 billion in 2024.
Passenger ticket revenues comprised 70.5% of our 2025 total revenues. Passenger ticket revenues for 2025 increased by $312 million, or 10.8% to $3.2 billion from $2.9 billion in 2024. The increase was primarily due to:
•$167 million driven by 5.8% capacity growth as a result of the additions of Utopia of the Seas and Silver Ray compared to same period in 2024, and
•$144 million driven by yield growth as a result of higher load factors and higher pricing on both existing ships and new hardware in 2025 compared to the same period in 2024.
The remaining 29.5% of 2025 total revenues was comprised of Onboard and other revenues, which increased $116 million, or 9.5% to $1.3 billion in 2025 from $1.2 billion in 2024. The increase was primarily due to:
•$71 million driven by 5.8% capacity growth as a result of the additions of Utopia of the Seas and Silver Ray compared to same period in 2024; and
•$45 million driven by yield growth as a result of higher load factors and higher pricing on both existing ships and new hardware in 2025 compared to the same period in 2024.
Cruise Operating Expenses
Total Cruise operating expenses for 2025 increased $131 million to $2.3 billion from $2.2 billion in 2024. The increase was primarily due to the 5.8% increase in capacity noted above which increased cruise operating expenses by $125 million in 2025 compared to the same period in 2024.
Other Income (Expense)
Interest expense, net of interest capitalized for 2025 decreased $70 million, to $228 million from $298 million in 2024. The decrease was primarily due lower interest expense resulting from the extinguishment and refinancing of certain indebtedness at lower rates compared to the same period in 2024. Additionally, loss on extinguishment of debt of $17 million in 2024 compared to none in during the same period in 2025.
Equity investment income for 2025 increased $51 million, to $107 million from $57 million in 2024. The increase in income was primarily due to an increase in income from TUI Cruises, one of our equity investments.
Other comprehensive income (loss)
Other comprehensive income (loss) was $176 million in 2025 compared to a loss of $(37) million for the same period in 2024. The increase of $213 million was primarily due to a Gain on cash flow derivative hedges of $181 million in 2025 compared to loss of $(31) million in 2024, mostly as a result of a significant increase in the fair value of our FX forward swaps in 2025 compared to 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
In this section, references to 2025 refer to the six months ended June 30, 2025 and references to 2024 refer to the six months ended June 30, 2024.
Revenues
Total revenues for 2025 increased $0.7 billion to $8.5 billion from $7.8 billion in 2024.
Passenger ticket revenues comprised 69.6% of our 2025 total revenues. Passenger ticket revenues for 2025 increased by $0.5 billion, or 9.4% to $5.9 billion from $5.4 billion in 2024. The increase was primarily due to:
•an increase of $274 million driven by yield growth as a result of higher load factors and higher pricing on both existing ships as well as the benefit of new ships, compared to the same period in 2024; and
•an increase of $239 million driven by 4.4% capacity growth as a result of the additions of Utopia of the Seas and Silver Ray compared to the same period in 2024.
The remaining 30.4% of 2025 total revenues was comprised of Onboard and other revenues, which increased $186 million, or 7.7% to $2.6 billion in 2025 from $2.4 billion in 2024. The increase was primarily due to:
•a $106 million increase driven by an 4.4% capacity growth as a result of the additions of new ships noted above compared to the same period in 2024; and
•a $79 million increase driven by yield growth as a result of higher load factors and higher pricing on both existing ships and new ships in 2025 compared to the same period in 2024.
Cruise Operating Expenses
Total Cruise operating expenses for 2025 increased $153 million to $4.4 billion from $4.2 billion in 2024. The increase was primarily due to:
•the increase in capacity noted above increased cruise operating expenses by $186 million, offset by:
•a decrease of $29 million reduced fuel expenses in 2025 compared to the same period in 2024.
Marketing, Selling and Administrative Expenses
Marketing, selling and administrative expenses for 2025 increased $70 million, or 7%, to $1.1 billion from $1.0 billion in 2024. This increase primarily relates to an increase in payroll and benefits expense driven by increased headcount and higher spending on marketing in 2025 compared to the same period in 2024.
Other Income (Expense)
Interest expense, net of interest capitalized for 2025 decreased $244 million, to $0.5 billion from $0.7 billion in 2024. The decrease was primarily due to the $133 million loss on extinguishment of debt in 2024 compared to an immaterial amount during the same period in 2025. Additionally, lower interest expense resulting from extinguishment and refinancing of certain indebtedness at lower rates compared to the same period in 2024.
Equity investment income for 2025 increased $58 million, to $155 million from $97 million in 2024. The increase in income was primarily due to an increase in income from TUI Cruises, one of our equity investments.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2025 increased $49 million, or 6.3%, to $829 million from $780 million in 2024. The increase was primarily due to the additions of Utopia of the Seas and Silver Ray compared to the same period in 2024.
Other comprehensive income (loss)
Other comprehensive income was $283 million in 2025 compared to $20 million for the same period in 2024. The increase of $263 million, was primarily due to a Gain on cash flow derivative hedges of $309 million in 2025 compared to $13 million in 2024, mostly as a result of a significant increase in the fair value of our FX forward swaps in 2025 compared to 2024.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 1. Financial Statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $3.4 billion and $2.9 billion for the six months ended June 30, 2025, and 2024, respectively. Cash flows from operating activities increased $0.5 billion primarily driven by an increase in operating income.
Net cash used in investing activities was $1.1 billion for the six months ended June 30, 2025, compared to $2.5 billion for the same period in 2024. The decrease of $1.3 billion in Cash flows used in investing activities was primarily attributable capital expenditures related to the delivery of Utopia of the Seas and Silver Ray in 2024, compared to no ship deliveries during the same period in 2025.
Net cash used in financing activities was $1.9 billion for the six months ended June 30, 2025, compared to $0.5 billion for the same period in 2024. The change of $1.4 billion was primarily attributable to a net decrease in debt proceeds of $939 million, and $589 million related to payment of dividends and purchase of treasury stock, offset by a decrease of $102 million of premium on repayments of debt in 2025 compared to the same period in 2024.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of June 30, 2025, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, and their approximate berths are as follows:

Ship	Shipyard	Expected delivery	Approximate Berths
Royal Caribbean —
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Star of the Seas (1)	Meyer Turku Oy	3rd Quarter 2025	5,600
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Unnamed	Meyer Turku Oy	3rd Quarter 2027	5,600
Celebrity Cruises —
Edge-class:
Celebrity Xcel	Chantiers de l'Atlantique	4th Quarter 2025	3,250
Unnamed	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Mein Schiff —
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Total Berths			33,100
(1) In July 2025, we took delivery of Star of the Seas.
Our future capital commitments consist primarily of new ship orders. As of June 30, 2025, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was $12.1 billion, of which we had deposited $1.4 billion. Approximately 50.2% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2025. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.
As of June 30, 2025, we anticipate overall 2025 capital expenditures of approximately $5 billion, primarily related to our existing ships on order, and land-based destination initiatives. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of June 30, 2025, our material cash requirements were as follows (in millions):

	Remainder of
	2025	2026	2027	2028	2029	Thereafter	Total
Operating Activities:
Interest on debt(1)	$489	$868	$733	$565	$476	$1,628	$4,759
Other(2)	97	207	200	160	136	1,088	1,888
Investing Activities:
Ship purchase obligations(3)	2,696	2,004	1,930	2,704	—	—	9,334
Total	$3,282	$3,079	$2,863	$3,429	$612	$2,716	$15,981
(1)Long-term debt obligations mature at various dates through fiscal year 2037 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at June 30, 2025. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2025.
(2)Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $8.3 billion in final contractual installments, which have committed financing with sovereign guarantees covering approximately 80% of the cost of the ships on order for our Global Brands. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of June 30, 2025, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2025, we had $7.8 billion of committed financing for our ships on order. As of June 30, 2025, our obligations due through June 30, 2026 primarily consisted of $938 million related to debt maturities, $887 million related to interest on debt and $4.6 billion related to progress payments on our ship orders and, based on the expected delivery date, the final installments payable due upon the delivery of Star of the Seas and Celebrity Xcel. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of June 30, 2025, we had liquidity of $7.1 billion, including cash and cash equivalents of $0.7 billion, and $6.4 billion of undrawn revolving credit facility capacity.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of June 30, 2025, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board of Directors that a dividend is prudent at that time in consideration of the needs of the business. During the quarter ended June 30, 2025, our Board of Directors declared a cash dividend on our common stock of $0.75 per share, which was paid in July 2025.

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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the quarter ended June 30, 2025, there were no common stock repurchases.
As of June 30, 2025, we have approximately $759 million that remains available for future stock repurchase transactions under a 12-month common stock repurchase program for up to $1.0 billion authorized by our board of directors on February 12, 2025. Refer to Note 9. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements for further information.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

10.1
Amendment No. 9 (Amended and Restated) in connection with the Credit Agreement in respect of “Icon 2” - Hull 1401, dated as of May 7, 2025, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, and the banks and financial institutions listed therein as mandated lead arrangers and lenders.

10.2
Amendment No. 7 (Amended and Restated) in connection with the Credit Agreement in respect of “Icon 3” – Hull 1402, dated as of May 8, 2025, between the Company, KfW IPEX-Bank GmbH as facility agent and mandated lead arranger, and the banks and financial institutions listed therein as lenders.

10.3
Amended and Restated Credit Agreement, dated May 14, 2025, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 15, 2025).

10.4
Amended and Restated Credit Agreement, dated May 14, 2025, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 15, 2025).

10.5
Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. V35, dated June 25, 2025, by and among the Company and the banks and financial institutions listed therein (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 27, 2025).

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2025, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)    the Consolidated Statements of Comprehensive Income (Loss) for quarter and six months ended June 30, 2025 and 2024;
(ii)    the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024;
(iii)                the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and
(iv)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104      Cover page interactive data file (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Chief Financial Officer
July 29, 2025	(Principal Financial Officer and duly authorized signatory)