Form 10-K
period 2025-12-31
ROYAL CARIBBEAN CRUISES LTD
filed 2026-02-11
CIK 884887

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of the registrant's common stock at June 30, 2025 (based upon the closing sale price of the common stock on the New York Stock Exchange on June 30, 2025) held by those persons deemed by the registrant to be non-affiliates was approximately $79.1 billion.
There were 270,528,303 shares of common stock outstanding as of February 9, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Definitive Proxy Statement relating to its 2026 Annual Meeting of Shareholders are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K as indicated herein.

F-1

ROYAL CARIBBEAN CRUISES LTD.

F-2

PART I

As used in this Annual Report on Form 10-K, the terms "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean,” “Celebrity Cruises,” and “Silversea” refer to our wholly owned global cruise brands. Throughout this Annual Report on Form 10-K, we also refer to our partner brands in which we hold an ownership interest, including “TUI Cruises,” and “Hapag-Lloyd Cruises.” However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers.
This Annual Report on Form 10-K also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.

Item 1. Business
General
We are a vacation industry leader, owning and operating three global cruise vacation brands: Royal Caribbean, Celebrity Cruises and Silversea (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands have a combined fleet of 69 ships in the cruise vacation industry with an aggregate capacity of approximately 179,720 berths as of December 31, 2025. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations on all seven continents. We also own a growing portfolio of private land-based destinations, including our Perfect Day and Royal Beach Club collections.

Our competitive edge is grounded in our focus on innovation, best evidenced in the quality and variety of ships in our fleet, our exceptional product offerings and service provided by our dedicated crew, our growing portfolio of private destinations and experiences, the range of itineraries and global destinations tailored to meet diverse guest preferences, and our use and leveraging of technology. By continually reimagining vacation possibilities and investing in the maintenance and enhancement of our fleet, we inspire both new travelers and loyal repeat guests to embark on unforgettable journeys with us.
The Company was founded in 1968 as a partnership. Its corporate structure has evolved over the years and the current parent corporation, Royal Caribbean Cruises Ltd., was incorporated on July 23, 1985 in the Republic of Liberia under the Business Corporation Act of Liberia.
Our Global Brands
Our Global Brands include Royal Caribbean, Celebrity Cruises, and Silversea. We believe our Global Brands possess the versatility to enter multiple market segments within the vacation industry. Although each of our Global Brands has its own marketing style, as well as ships and crews of various sizes, the nature of the products sold and services delivered by our Global Brands share a common base (i.e., the sale and provision of cruise vacations). Our Global Brands have historically sourced passengers from similar markets around the world and operated in similar economic environments with a significant degree of commercial overlap. As a result, we strategically manage our Global Brands as a single business with the ultimate objective of maximizing long-term shareholder value.
Royal Caribbean
Royal Caribbean is the world's largest cruise vacation brand. The brand competes in both the contemporary family market and premium segment of the vacation industry appealing to both families with children of all ages and older and younger couples. Royal Caribbean offers vacation experiences that generally feature a casual ambiance, as well as a variety of activities and entertainment venues. We believe the quality of the Royal Caribbean brand allows it to achieve market coverage that is among the broadest of any of the major cruise brands in the cruise vacation industry. Royal Caribbean's strategy is to attract an array of vacationing guests by offering a wide variety of itineraries to destinations worldwide, including Alaska, Asia, Australia, the Bahamas, Bermuda, Canada, the Caribbean, Europe, the Panama Canal and New Zealand, with cruise lengths generally ranging from three to 14 nights. Royal Caribbean offers multiple innovative options for onboard dining, activities, entertainment, and access to exclusive destinations and land-based experiences. Because of the brand’s ability to deliver extensive and innovative product offerings at an excellent value to consumers, we believe Royal Caribbean is well positioned to attract new consumers to cruising and to continue to bring loyal repeat guests back for their next vacation.
Royal Caribbean operates 29 ships with an aggregate capacity of approximately 111,000 berths. Additionally, as of December 31, 2025, Royal Caribbean had four ships on order with an aggregate capacity of approximately 22,500 berths. The ships on order include the third Icon-class ship, Legend of the Seas, which is expected to be delivered in 2026, the fourth and fifth Icon-class ships, which are expected to be delivered in 2027 and 2028, respectively, and the seventh Oasis-class ship, which is expected to be delivered in 2028. Additionally, we signed a memorandum of understanding to build two ships of a new generation, known as Discovery-class, which are expected to enter service in 2029 and 2032, respectively.
Royal Caribbean is also operating three exclusive private destinations, with plans to expand to 7 by 2028 through its Perfect Day and Royal Beach Club collections.
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
Celebrity Cruises operates 15 ships with an aggregate capacity of approximately 38,900 berths. As of December 31, 2025, Celebrity Cruises had one Edge-class ship on order, Celebrity Xcite, with an aggregate capacity of approximately 3,250 berths, which is expected to be delivered in 2028.
In 2025, Celebrity Cruises announced the launch of Celebrity River Cruises, offering a premium river cruise vacation with a new fleet including agreements for the commitment of an initial order of 10 ships. Subsequently, in January 2026 we entered into additional commitments for 10 new ships that will expand the river cruise fleet to 20 vessels. The first four river cruise ships on order have an aggregate capacity of approximately 680 berths, including Celebrity Compass, and Celebrity Seeker, which are expected to be delivered in 2027, and two other river cruise ships expected to be delivered in 2028.
Silversea
Silversea is an ultra luxury and expedition travel brand that features smaller ships, high standards of accommodations, fine dining, personalized service and exotic itineraries. Silversea delivers distinctive destination experiences by visiting unique and remote destinations, including the Galapagos Islands, Antarctica and the Arctic with cruise itineraries generally ranging from six to 24 nights.
Silversea operates 12 ships, with an aggregate capacity of approximately 5,500 berths.
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
TUI Cruises operates eight ships, with an aggregate capacity of approximately 22,700 berths. Additionally, as of December 31, 2025, TUI Cruises had three ships on order with an aggregate capacity of approximately 12,300 berths, which are expected to be delivered in 2026, 2031, and 2032, respectively.
Hapag-Lloyd Cruises operates two luxury liners and three smaller expedition ships, with an aggregate capacity of approximately 1,620 berths.
Refer to Note 7. Investments and Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further details.
Industry
The global vacation industry represents a large and expanding market of over $2 trillion, our company currently holds a small share of this market, and we believe our differentiated vacation ecosystem and strategic expansion initiatives provide a compelling opportunity to capture additional market share. In addition, consumers prioritizing experiences over goods is another reason supporting this growth.
The cruising industry is a well-established vacation sector in the North American, European and Australian markets and a developing sector in several other emerging markets. We believe that cruising will continue to be a popular vacation choice due to its inherent value, extensive itineraries, private destinations, and variety of shipboard and shoreside activities. Industry data indicates that market penetration rates are increasing but still low and that a significant portion of cruise guests carried are first-time cruisers. We continue to believe there is opportunity for long-term growth and increased profitability for the cruising industry.
Industry market penetration rates (computed based on the number of annual cruise guests as a percentage of the total population) grew from 3.36% to 3.89% for North America, from 1.25% to 1.41% for Europe, and from 0.08% to 0.20% for Asia/Pacific during the five year period from 2015 through 2019. During 2025, industry market penetration rates were 5.96% for North America, 1.73% for Europe, and 0.09% for Asia/Pacific. The penetration rates in 2025 show the growth potential in the markets most served by the industry.

The cruise industry was served by a fleet with a weighted average of approximately 725,000 berths during 2025 with approximately 430 ships at the end of 2025. As of December 31, 2025, there were approximately 47 ships on order with an estimated 113,000 berths that are expected to be placed in service in the global cruise market through 2029, not taking into account ships taken out of service or ordered during these periods. The global cruise industry carried approximately 37 million guests in 2025, 35 million guests in 2024, and 32 million guests in 2023.
The following table details the growth in global weighted average berths and the percentage of North American, European and Asia/Pacific cruise guests for 2025, 2024, 2023, 2022, and for 2019, the year prior to the 2020 suspension of global cruise operations (in millions, except berth data):

	Supply of Berths		Industry Cruise Guests
Year (1)	Weighted-Average Global Supply(2)	Royal Caribbean Group(3)	Global (2)	North American (2)(4)	Europe(2)(5)	Asia/Pacific (2)(6)	Other (2)
2019	579,000	141,570	30	47%	25%	24%	4%
2022	634,000	150,005	20	65%	29%	2%	4%
2023	650,000	157,575	32	63%	27%	6%	4%
2024	706,000	163,200	35	63%	26%	7%	4%
2025	725,000	174,600	37	62%	25%	8%	5%
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
(2)The estimates of the number of global cruise guests and the weighted-average supply of berths marketed globally are based on a combination of data that we obtain from various publicly available cruise industry trade information sources. We use data obtained from Seatrade Insider, Cruise Industry News and company press releases to estimate weighted-average supply of berths and CLIA and G.P. Wild to estimate cruise guest information. For 2025, we estimate the total number of global cruise guests for the full year with actual data only available through the third quarter. In addition, our estimates incorporate our own analysis utilizing the same publicly available cruise industry data as a base.
(3)Total berths include our berths related to our Global Brands and Partner Brands as of December 31, 2025.
(4)Our estimates include the United States and Canada.
(5)Our estimates include European countries relevant to the industry (most notably: the Nordics, Germany, France, Italy, Spain and the United Kingdom).
(6)Our estimates include Southeast Asia (most notably: Singapore and Malaysia), East Asia (most notably: China and Japan), South Asia (most notably: India) and Oceania (most notably: Australia and New Zealand) regions. The decrease in Asia/Pacific cruise guests from 2019 to 2025 is partly driven by lack of cruise supply and itineraries in China.
Competition
We compete within the global vacation industry primarily with a number of cruise lines as well as land-based vacation alternatives for consumers’ leisure time. These include resorts (including all-inclusive resorts), hotels, internet-based alternative lodging sites, theme parks, sports, nature and sightseeing destinations. Our principal cruise competitors are Carnival Corporation & plc, which owns, among other brands, Aida Cruises, Carnival Cruise Line, Costa Cruises, Cunard Line, Holland America Line, P&O Cruises, Princess Cruises and Seabourn; Disney Cruise Line; MSC Cruises; Norwegian Cruise Line Holdings Ltd, which owns Norwegian Cruise Line, Oceania Cruises, and Regent Seven Seas Cruises; Viking, and Virgin Voyages.
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
•strategically invest in our fleet through the upgrade and maintenance of existing ships and the deployment of key innovations, while prudently expanding our fleet with new state-of-the-art vessels;
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
Safety, security and health policies
We are committed to protecting the health, safety and security of our guests, employees and others working on our behalf. Our efforts in these areas are managed by several departments within the Company that are responsible for maritime safety, global security, environmental stewardship and medical/public health activities. We also have a dedicated committee of our Board of Directors ("Board"), the Safety, Environment, Sustainability and Health Committee, which is responsible for reviewing and monitoring our overall strategies, policies and programs that impact the safety and health of our guests and crew, as well as environmental and sustainability topics.
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
Destination Net Zero is our decarbonization strategy that focuses on achieving net zero emissions by 2050 and delivering a net zero capable ship by 2035. This strategy also includes reducing our carbon intensity by 15% or greater as compared to 2024 by 2027.
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
We also believe in transparent reporting around our corporate responsibility efforts. Our SEA the Future commitment and annual sustainability report, both of which are accessible on our corporate website, highlight our commitment and progress made with regards to those corporate responsibility aspects of our business that we believe are most significant to our organization and stakeholders. In addition to providing an overview on our sustainability efforts, the sustainability report references the guidelines of the Global Reporting Initiative and is aligned with the Sustainability Accounting Standards Boards Industry Standards for Cruise Lines. We continue to use the recommendations of the Task Force on Climate Related Financial Disclosures (TCFD) in preparing our report. Our corporate website contains the current version of our reports which provide information about our environmental performance goals and sustainability initiatives. The foregoing information contained on our website is not part of any of these reports and is not incorporated by reference herein or in any other report or document we file with the Securities and Exchange Commission. Refer to the Regulation - Environmental Regulations section below for further information.
Investing in our workforce
We believe that our employees are a critical success factor for our business. We strive to identify, hire, develop, motivate and retain the best employees, who provide our guests with extraordinary vacations. Our Talent and Compensation Committee of our Board oversees the Company's human capital management strategies, including initiatives for talent management, and a thriving corporate culture.
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
We strive to maintain a work environment that reinforces collaboration, motivation and innovation, and believe that maintaining a strong employee-focused culture is beneficial to the growth and expansion of our business. We foster belonging, trust and respect for all among our broad employee base. Refer to the Human Capital section below for further information.

Global awareness and market penetration
We increase brand awareness and market penetration of our cruise vacation brands in various ways, including the use of communication strategies and marketing campaigns designed to emphasize the qualities of each brand, especially among target groups. Our marketing strategies include the use of travel advisors, traditional media, mobile and digital media as well as social media, influencers, our websites, and sponsorships. Our brands also engage past and potential guests by collaborating with travel partners and through call centers, international offices and international representatives. In addition, our Global Brands target repeat guests with exclusive benefits offered through their respective loyalty programs, including loyalty status match across our brand portfolio.
We sell and market our Global Brands to guests outside of the United States and Canada through the combined efforts of internationally focused internal resources and a network of independent international representatives located throughout the world. While the majority of our guests for our Global Brands come from North America, we also sell and market our cruise vacation brands to guests in countries outside of North America by tailoring itineraries and onboard product offerings to the cultural characteristics and preferences of our international guests. In addition, we explore opportunities that may arise to acquire or develop brands tailored to specific markets.
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
Delivery of state-of-the-art vessels, and fleet upgrade and maintenance
We place a strong focus on innovation, which we seek to achieve by introducing new concepts on our new ships and continuously making improvements to our existing fleet, such as large-scale atriums, double hulls for increased safety, and advanced steel structures. We are expanding our innovation efforts to cover multiple fronts, including naval and architectural design, guest facing features, energy efficiency, sustainability, and safety.
We are committed to building state-of-the-art ships at a moderate growth rate and we believe our success in this area provides us with a competitive advantage. Our newer vessels traditionally generate higher revenue yield premiums and are more efficient and environmentally friendly to operate than older vessels.
Royal Caribbean’s Icon of the Seas, and Silversea's Silver Nova are the first vessels of a new class that were previously introduced in 2023. For Royal Caribbean, new features on Icon of the Seas include a dedicated family neighborhood called “Surfside”, a pool deck featuring the largest swimming pool and waterpark at sea, and the “Aquadome” showcasing the tallest waterfall at sea in an 82-foot-tall dome. For Silversea, Silver Nova is amongst our most environmentally friendly and energy efficient ships to date. In 2025, Royal Caribbean introduced Star of the Seas, and Celebrity Cruises introduced Celebrity Xcel. Each of these ships represent the evolution of their class and the latest ships for each brand.
Additionally, in 2025, Celebrity Cruises announced the launch of Celebrity River Cruises with a new innovative fleet. New features on the first river cruises Celebrity Compass and Celebrity Seeker, expected to launch in 2027, include open-air decks, the Magic Edge Dining; cantilevered dining pods offering over-the-water dining, and spacious staterooms including the infinite veranda concept.
As of December 31, 2025, our Global Brands and Partner Brands have 12 ships on order. Refer to the Operations section below for further information on our ships on order. As we further develop our Newbuild program, we continue to utilize each vessel as an opportunity to pilot new technology towards Destination Net Zero.
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
Destination experiences and port facilities
In order to provide unique destination experiences to our guests, we have and continue to invest in our private land-based destinations. Our Perfect Day Collection represents our initiative to develop a series of exclusive private destinations in key markets. The first island in the collection, Perfect Day at CocoCay, includes a wide range of attractions, such as a full water park, zip line course, freshwater pools, helium balloon ride, splash pads and a beach club. In January 2024, we completed an expansion of Perfect Day at CocoCay with the delivery of Hideaway Beach, an adults-only experience. In July 2025, we closed on our acquisition of the Port of Costa Maya and adjacent land in Mahahual, Mexico. This acquired property will serve as the second destination in our Perfect Day Collection, Perfect Day Mexico, a Mexican inspired Royal Caribbean destination experience expected to open in 2027, and will serve our Western Caribbean itineraries from homeports in Texas and Florida. Our Royal Beach Club collection offers an exclusive and branded experience at high volume ports. The first Royal Beach Club, Paradise Island, opened in December 2025 in Nassau, Bahamas. Additional locations include Royal Beach Club Cozumel, in Mexico, Royal Beach Club Santorini, in Greece, and Royal Beach Club Lelepa, in Vanuatu. In 2024, we also announced Silversea's plans to develop a hotel in Puerto Williams, Chile to provide a further-elevated and seamless guest experience for its Antarctica expeditions. This portfolio of private destinations is expected to expand from 3 to 8 by 2028, and we will continue to evaluate opportunities to develop additional destinations across the globe.
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
Technological capabilities
Technology underpins virtually every business process we use to support our operating strategies and provide a quality experience to our customers before, during and after their vacation. We continue to develop tools that enhance our commercial capabilities and support our goal of deepening our customer relationships. We are focused on enhancing our guests' digital experience and growing onboard revenue, by making it easier for our guests to plan and maximize their next vacation through our websites and mobile applications. For example, we enabled booking a cruise in our mobile applications, built a loyalty hub to provide easy to view status, benefits and ways to earn rewards and a video library to showcase our family of brands.
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
We continue to invest in our websites, including mobile applications and mobile websites as well as operate our Consumer Outreach department providing consumers access to our vacation planners and customer service agents in our call centers. We enable our guests to communicate and book with us through various channels such as phone, web, chat, text message, mobile app, and/or email. Additionally, we continue to advance our e-commerce capabilities and the vacation shopping experience for our guests. In addition to offering a simplified booking experience, we leverage the mobile application for onboard experiences such as WiFi, beverages, shore excursions, and specialty dining – enabling guests to book their vacation end-to-end.
Guest Services and Loyalty Programs
We handle virtually all travel aspects related to guest reservations and transportation, including facilitating guest pre- and post-hotel stay arrangements and air transportation.
Royal Caribbean, Celebrity Cruises and Silversea offer recognition and cruise benefits to their guests through their loyalty programs, Crown & Anchor Society, Captain’s Club, and Venetian Society, respectively, to encourage repeat business. These loyalty programs collectively have over 28 million enrolled members worldwide. Members are awarded points or credits in proportion to their number of cruise days and stateroom category. The loyalty programs provide tiers of membership benefits which entitle guests to upgraded experiences and recognition relative to the status achieved once guests have accumulated the number of cruise points or credits specified for each tier. In addition, the Crown & Anchor Society, Captain’s Club and Venetian Society members all benefit from our loyalty status match program, where membership in one program qualifies for the equivalent tier in each of the sister brands. As announced in October 2025, we also expect to launch our "Points Choice" program in 2026, which will enable guests to apply loyalty points earned on any Royal Caribbean Group brand toward the brand program of their choice. Examples of the benefits available under our loyalty programs include, but are not limited to, priority waitlist for shore excursions, complimentary laundry service, complimentary internet, complimentary beverage, digital discount vouchers, upgraded bathroom amenities, reserved seating in entertainment venues, ship tours and, in the case of our most loyal guests who have achieved the highest levels of cruise points or credits, complimentary cruises. We regularly work to enhance each of our loyalty programs by adding new features and amenities in order to reward our repeat guests.
Operations
Cruise Ships and Itineraries
As of December 31, 2025, our Global Brands and Partner Brands collectively operated 69 ships with a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries.
The following table presents summary information concerning ships that we expect will be in our fleet in 2026 under our Global Brands and Partner Brands.

Ship	Year Ship Built	Year Ship Entered/Will Enter Service	Approximate Berths
Royal Caribbean
Legend of the Seas	2026	2026	5,600
Star of the Seas	2025	2025	5,600
Utopia of the Seas	2024	2024	5,700

Ship	Year Ship Built	Year Ship Entered/Will Enter Service	Approximate Berths
Icon of the Seas	2023	2024	5,600
Wonder of the Seas	2022	2022	5,700
Odyssey of the Seas	2021	2021	4,200
Spectrum of the Seas	2019	2019	4,150
Symphony of the Seas	2018	2018	5,500
Harmony of the Seas	2016	2016	5,500
Ovation of the Seas	2016	2016	4,150
Anthem of the Seas	2015	2015	4,150
Quantum of the Seas	2014	2014	4,150
Allure of the Seas	2010	2010	5,500
Oasis of the Seas	2009	2009	5,600
Independence of the Seas	2008	2008	3,850
Liberty of the Seas	2007	2007	3,800
Freedom of the Seas	2006	2006	3,950
Jewel of the Seas	2004	2004	2,200
Mariner of the Seas	2003	2003	3,350
Serenade of the Seas	2003	2003	2,150
Navigator of the Seas	2002	2002	3,400
Brilliance of the Seas	2002	2002	2,150
Adventure of the Seas	2001	2001	3,350
Radiance of the Seas	2001	2001	2,150
Explorer of the Seas	2000	2000	3,300
Voyager of the Seas	1999	1999	3,450
Vision of the Seas	1998	1998	2,050
Enchantment of the Seas	1997	1997	2,300
Rhapsody of the Seas	1997	1997	2,050
Grandeur of the Seas	1996	1996	2,000
Celebrity Cruises
Celebrity Xcel	2025	2025	3,250
Celebrity Ascent	2023	2023	3,250
Celebrity Beyond	2022	2022	3,250
Celebrity Apex	2020	2020	2,900
Celebrity Flora	2019	2019	100
Celebrity Edge	2018	2018	2,900
Celebrity Reflection	2012	2012	3,050
Celebrity Silhouette	2011	2011	2,900
Celebrity Eclipse	2010	2010	2,850
Celebrity Equinox	2009	2009	2,850
Celebrity Solstice	2008	2008	2,850
Celebrity Constellation	2002	2002	2,200
Celebrity Summit	2001	2001	2,200
Celebrity Infinity	2001	2001	2150
Celebrity Millennium	2000	2000	2200
Silversea

Ship	Year Ship Built	Year Ship Entered/Will Enter Service	Approximate Berths
Silver Ray	2024	2024	730
Silver Nova	2023	2023	730
Silver Endeavour	2021	2022	220
Silver Dawn	2021	2022	600
Silver Origin	2020	2020	100
Silver Moon	2020	2020	600
Silver Muse	2017	2017	600
Silver Spirit	2009	2009	600
Silver Whisper	2001	2001	400
Silver Shadow	2000	2000	400
Silver Wind	1995	1995	270
Silver Cloud	1994	1994	250
TUI Cruises
Mein Schiff Flow	2026	2026	4,100
Mein Schiff Relax	2025	2025	4,000
Mein Schiff 7	2024	2024	2,900
Mein Schiff 2	2019	2019	2,900
Mein Schiff 1	2018	2018	2,900
Mein Schiff 6	2017	2017	2,500
Mein Schiff 5	2016	2016	2,500
Mein Schiff 4	2015	2015	2,500
Mein Schiff 3	2014	2014	2,500
Hapag-Lloyd
Hanseatic Spirit	2021	2021	230
Hanseatic Inspiration	2019	2019	230
Hanseatic Nature	2019	2019	230
Europa 2	2013	2013	520
Europa	1999	1999	410

Total Berths			189,420
______________________________________________________________
As of December 31, 2025, our Global Brands and our Partner Brands have the following ships on order. The expected delivery dates for all of our ships on order are subject to change due to events such as shipyard construction delays or agreed upon scope changes which impact the delivery timelines. See Part I. Item 1A. Risk Factors for further discussion on shipyard operations.

Ship	Shipyard	Expected Delivery Dates	Approximate Berths	Filter
Royal Caribbean				Show
Oasis-class:				Show
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700	Show
Icon-class:				Show
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600	Show
Unnamed	Meyer Turku Oy	3rd Quarter 2027	5,600	Show
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600	Show
Celebrity Cruises				Show
Edge-Class:				Show
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250	Show
Celebrity River Cruises:				Show
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170	Show
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170	Show
Unnamed	TeamCo Shipyard	1st Quarter 2028	170	Show
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170	Show
Mein Schiff				Show
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100	Show
Unnamed	Fincantieri	1st Quarter 2031	4,100	Show
Unnamed	Fincantieri	4th Quarter 2032	4,100	Show
Total Berths			38,730	Show
__________________________________________________________________
In December 2025, we signed agreements with Chantiers de l'Atlantique to build two ships of a new generation for Royal Caribbean, known as Discovery-class ships, which are expected to enter service in 2029 and 2032, respectively.
During the quarter ended December 31, 2025, we entered into an agreement with Meyer Turku Oy to build a fifth Icon-class ship for delivery in 2028. The conditions for effectiveness, including financing commitments, also became effective during the quarter.
In October 2025, we executed definitive building contracts for the first four ships in the initial order of 10 ships for Celebrity River Cruises which was launched in January 2025. Subsequently, in January 2026, Celebrity River Cruises announced a commitment for 10 new ships that will expand its river cruise fleet to 20 vessels.
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
Passengers and Capacity
Selected statistical information is shown in the following table (see Financial Presentation - Description of Certain Line Items and Selected Operational and Financial Metrics under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions). Passengers Carried, Passenger Cruise Days, Available Passenger Cruise Days and Occupancy reflect the impact of our suspension of operations during parts of 2021 and the gradual resumption of full operations starting the second half of 2021 through the first half of 2022:

	Year Ended December 31,
	2025	2024	2023	2022	2021 (1)(2)
Passengers Carried	9,446,010	8,564,272	7,646,203	5,536,335	1,030,403
Passenger Cruise Days	58,518,751	54,844,780	49,549,127	35,051,935	5,802,582
Available Passenger Cruise Days (APCD)	53,325,212	50,552,731	46,916,259	41,197,650	11,767,441
Occupancy	109.7%	108.5%	105.6%	85.1%	49.3%
___________________________________________________________________
(1)    Due to the elimination of the Silversea three-month reporting lag in October of 2021, we include Silversea's metrics from October 1, 2020 through June 30, 2021 and October 1 through December 31, 2021 in the year ended December 31, 2021. The year ended December 31, 2021 does not include July, August, and September 2021 statistics as Silversea's results of operations for those months are included within Other (expense) income in our consolidated statements of comprehensive income (loss) for the year ended December 31, 2021.
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
Passenger ticket revenues accounted for approximately 70% of total revenues in 2025, 2024 and 2023.
Onboard Activities and Other Revenues
Our cruise vacation brands offer modern fleets with a wide array of onboard services, amenities and activities which vary by brand and ship. While many onboard activities are included in the base price of a cruise, we realize additional revenues from, among other things, gaming, the sale of alcoholic and other beverages, internet and other telecommunication services, gift shop items, shore excursions, photography, spa/salon and fitness services, art auctions, retail shops and a wide variety of specialty restaurants and dining options. Many of these services are available for pre-booking prior to embarkation. These onboard activities are offered either directly by us or by independent concessionaires from which we receive a percentage of their revenues. The all-inclusive pricing programs that we offer currently add some of these onboard activity and other services to the base price of the cruise.
In conjunction with our cruise vacations, we offer pre- and post-cruise hotel and tour packages to our Royal Caribbean, Celebrity Cruises and Silversea guests. We also offer cruise vacation protection coverage to guests in select markets, which provides guests with coverage for trip cancellation, medical protection and baggage protection. We also generate revenues from operating certain port facilities and management related services. Onboard and other revenues accounted for approximately 30% of total revenues in 2025, 2024, and 2023, respectively.
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
Human Capital
Our human capital strategy focuses on attracting, developing and retaining the best talent in the industry. Some key elements of these strategies include: current and future talent needs assessments; a thriving culture that values the contribution of individual talents, skills and ideas; robust opportunities for employee growth and development; support for health and well-being; and an active listening strategy to make sure voices are heard and continuous improvement occurs. We review our human capital strategy with the Talent and Compensation Committee of our Board on a regular basis.
As of December 31, 2025, our three global cruise brands employed approximately 108,000 employees spanning across our shipboard fleet and shoreside locations. Our shoreside workforce, including private destinations, consisted of approximately 11,400 full time and 50 part-time employees. Our shipboard workforce consisted of approximately, 96,500 employees, and as of December 31, 2025, approximately 87% were covered by collective bargaining agreements.
The following table details the distribution of our workforce by employee type and region as of December 31, 2025:

Employee Type	U.S. Based Employees	International Employees
Shoreside Operations(1)	4,450	5,450
Shipboard Employees	—	96,500
Private Destinations (2)	—	1,600
(1)    Includes full time and part-time employees.
(2)    Includes private destinations such as our Perfect Day and Royal Beach Club Collections, and Labadee based employees.
As a global operation, we take great pride in the broad range of perspectives of our workforce and the value it brings to our company. Females represent 57% of our global shoreside workforce. Our shipboard workforce is comprised of employees from approximately 140 countries. The majority of our shipboard workforce comes from the Philippines (34%), Indonesia (17%) and India (16%). Our shoreside workforce is primarily based out of the U.S. (45%), Philippines (37%), Mexico (5%), and U.K. (4%).
The following table details the gender distribution of our workforce by employee location as of December 31, 2025:

Employee Location	Male	Female
Shoreside - U.S.	46%	54%
Shoreside - International	41%	59%
Shipboard	78%	22%
Private Destinations (1)	73%	27%
___________________________________________________
(1)    Includes private destinations such as our Perfect Day and Royal Beach Club Collections, and Labadee based employees.

Our U.S. shoreside workforce is ethnically diverse as shown in the following table:

U.S. Shoreside Representation by Ethnicity	% of Total U.S. Shoreside Population
White	36%
Hispanic	46%
African American	7%
Asian	6%
Others(1)	5%
(1)    No other individual category is greater than 1%.
We offer a variety of learning and development programs to our workforce, which includes a combination of instructor led (classroom and virtual) and web based (self-learning) courses. This includes additional tools to assist our employees with managing their career development within Royal Caribbean Group. In 2025, our workforce invested approximately 1.8 million hours in learning programs across a variety of areas ranging from Ethics, Compliance, Business Software and Tools, Finance/Accounting, Professional Development, Project Management, Cyber Security, Leadership and Safety/Security among others. In total, our workforce completed approximately 2.8 million courses within our learning management systems.
We run our employee pulse surveys periodically to understand and positively impact our employees’ experience. In 2025, our shoreside employee engagement scores remained high and above most global industry benchmarks.
Trademarks
We own a number of registered trademarks related to the Royal Caribbean, Celebrity Cruises and Silversea brands. The registered trademarks include the name “Royal Caribbean” and its crown and anchor logo, the name “Celebrity Cruises” and its “X” logo, the name “Silversea” and its logo, and the names of various cruise ships, ship venues, private destinations, and other marketing programs. We believe our largest brands' trademarks are widely recognized throughout the world and have considerable value. The duration of trademark registrations varies from country to country. However, trademarks are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained.
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
Environmental Regulations
We are subject to various international, regional, and national laws and regulations relating to environmental protection governing air emissions, water and waste management among others. Under such laws and regulations, we are generally prohibited from discharging materials other than food waste and treated effluents into the waterways, while also requiring us to reduce our emissions. We have made, and will continue to make, capital and other expenditures to comply with environmental laws and regulations. From time to time, environmental and other regulators consider more stringent regulations, which may affect our operations and increase our compliance costs. We believe that the impact of ships on the global environment will continue to be an area of focus by the relevant authorities throughout the world and, accordingly, may subject us to increasing compliance costs in the future, including the items described below.
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
International Regulations:
Sulfur Emissions
The MARPOL Regulations impose global limitations on the sulfur content of emissions emitted by ships operating worldwide to 0.5%. The MARPOL Regulations also establish special Emission Control Areas ("ECAs") with additional stringent limitations on sulfur emissions in certain geographical areas. There are five established ECAs: the Baltic Sea ECA, the North Sea/English Channel ECA, the North American ECA which includes certain waters surrounding the North American coast, the United States Caribbean ECA which includes waters surrounding Puerto Rico and the U.S. Virgin Islands, and the Mediterranean Sea ECA which came into force in May 2025. Additionally, the Norwegian Sea ECA and the Canadian Arctic ECA are coming into force in March 2026. Ships operating in these sulfur ECAs are required to reduce their emissions sulfur content to 0.1%.
Compliance with the MARPOL sulfur regulations has not and is not expected to have a material impact to our results of operations, largely due to a number of mitigating steps we have taken over the last several years. This includes equipping all of our new ships delivered since 2014 with Advanced Emissions Purification ("AEP") systems covering all engines and actively developing and installing AEP systems on the majority of our remaining fleet; resulting in more than than 70% of our fleet being equipped with AEP systems. In addition, the majority of our ships on order are being delivered with Liquified Natural Gas ("LNG") technology that meet all sulfur regulations without the need for an AEP system. These efforts will provide us with additional operational and deployment flexibility.
Nitrogen Oxides Emissions

The MARPOL Regulations also impose limitations on Nitrogen Oxides. All new ships operating within the North American and U.S. Caribbean Sea ECA that began construction on or after January 1, 2016, in the North and Baltic Sea ECA constructed on or after January 1, 2021 and in the Canadian Arctic or Norwegian Sea ECA constructed on or after January 1, 2025 and March 1, 2026, respectively, are required to meet more stringent nitrogen oxide emission limits. In order to ensure deployment flexibility, all of our ships under construction are being built to comply with these nitrogen oxide emission rules. Compliance with these MARPOL requirements has not had and is not expected to have, a material impact on our results of operations due to the mitigating steps (LNG technology) described above.
Greenhouse Gas ("GHG") Emissions
In 2019, the IMO implemented regulations that require ships to monitor and report their carbon emissions called IMO's Data Collection System ("DCS"). The DCS contemplated the enactment of further obligations and restrictions focused on reducing carbon emissions from ships.
In January 2023, the IMO amendments to the MARPOL convention went into effect combining a technical and an operational measure (Energy Efficiency Existing Ship Index ("EEXI") and Carbon Intensity Indicator ("CII")). These

regulations aim to reduce international shipping carbon intensity in line with the ambition of the initial IMO GHG Strategy of 40% by 2030, as compared to 2008. Compliance with the EEXI has not had a material impact on our operations. The impact of CII is still uncertain as the IMO continues to conduct its review of the CII framework in 2026 with a final determination expected in 2028, which could result in requirements that could lead to changes to our itinerary flexibility for some of our ships depending on the final operational measures needed to comply.
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
Ballast Water
The IMO Ballast Water Management Convention, which came into effect in 2017, requires ships that carry and discharge ballast water to meet specific discharge standards by installing Ballast Water Treatment Systems. The convention also sets requirements for record keeping and maintaining an approved Ballast Water Management Plan. Compliance with this regulation has not had and is not expected to have a material effect on our results of operations.
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
In 2022, the EU proposed a series of carbon reforms under its Fit for 55 package designed to meet its 2030 emission goals of reducing its GHG emissions by 55% from 1990 levels. As part of this package, during 2023, the EU adopted and published the Emission Trading System (ETS) and the FuelEU Maritime regulation. The ETS program imposes requirements to purchase carbon emission allowances beginning in 2024 for 40% of our emissions within Europe, growing to 70% of emissions in 2025, and to 100% of emissions in 2026 and annually thereafter. The EU ETS regulation did not have a material impact on our 2025 results of operations. The impact of the regulation on future periods is uncertain as the costs of ETS allowances will depend on future markets and future deployments. Based on current deployment plans and current prices of ETS allowances, we do not expect the regulation to have a material impact on our 2026 results of operations. Additionally the UK has developed its own ETS which will enter into force on July 1, 2026 and require the purchase of carbon emission allowances specific for the UK. Based on our current deployment and current prices of the UK ETS allowances, we do not expect this regulation to have a material impact on our operations.
The FuelEU Maritime regulation will require ships to reduce GHG intensity in the fuels they consume by 2% as of 2025, and gradually reduce the intensity to 80% by 2050, compared to the 2020 average. All passenger ships will additionally be obligated to connect to shore power when at berth in a Trans-European Transport Network ("TEN-T") port by 2030 and all EU ports by 2035. The FuelEU Maritime regulation did not have a material impact on our 2025 operations, and we do not expect it to have a material impact on our 2026 results of operations.
Although key elements of the Fit for 55 package have been adopted, implementation measures by EU Member States and interpretative guidance continue to evolve. As a result, regulatory requirements may vary by jurisdiction and may evolve over time. When fully implemented, the FuelEU Maritime and the remaining Fit for 55 proposals could individually and collectively have a material adverse effect on our business and results of operations due to increased costs associated with compliance and modified itineraries in the affected regions.
U.S. Federal and State Regulations:
The Clean Water Act (“CWA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate incidental discharges from commercial vessels. Through the establishment of the Vessel General Permit ("VGP") in 2013, the EPA mandated standards for many of these discharges such as ballast water, bilge water, gray water, anti-fouling and more. The Vessel Incidental Discharge Act (VIDA), which will eventually replace the VGP, was signed into law in 2018 to help clarify and streamline discharge requirements for all states for the incidental discharges covered by the VGP and certain U.S. Coast Guard (“USCG”) regulations for ballast water. The VIDA requires the EPA to develop new national standards of performance for incidental discharge and the USCG to develop and implement enforcement regulations of those standards. On September 2024, the EPA finalized the national standards of performance for incidental discharges, giving the USCG 2 years to develop and implement its enforcement regulations. The exact impacts of these standards on our vessels are uncertain as the USCG has yet to finish the development of the corresponding implementing regulations to enforce compliance. However, the new standards could expand applicability of vessel discharges from 3 to 12 nautical miles which could have impacts on our environmental operations and increase reporting requirements. In the interim, we continue to be subject to the VGP’s requirements for discharges incidental to the normal operations of our vessels.
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
We are also required by the United Kingdom, Norway, Finland, Iceland and the Baltics to establish our financial responsibility for any liability resulting from the non-performance of our obligations to guests from these jurisdictions. In the United Kingdom we are currently required by the Association of British Travel Agents to provide performance bonds in varying amounts during the course of the year, up to £179 million during the peak season. Additionally, we are required by the Civil Aviation Authority to provide performance bonds totaling £25 million. We maintain with the Norwegian Travel Guarantee Fund performance bonds in varying amounts during the course of the year to cover our financial responsibility in Norway, Finland, Iceland and the Baltics.
Certain other jurisdictions also require that we establish financial responsibility to our guests resulting from the non-performance of our obligations; however, the related amounts do not have a material effect on our costs.
Taxation of the Company
The following is a summary of our principal taxes, exemptions and special regimes. In addition to income taxation, virtually all jurisdictions where our ships call impose some tax or fee, or both, based on guest headcount, tonnage or some other measure. We also collect and remit indirect taxes (e.g., VAT, GST, sales tax) in many jurisdictions where we operate.
Our consolidated operations are primarily foreign corporations engaged in the owning and operating of passenger cruise ships in international transportation.
U.S. Income Taxation
The following is a discussion of the application of the U.S. federal and state income tax laws to us and is based on the current provisions of the U.S. Internal Revenue Code, Treasury Department regulations, administrative rulings, court decisions and the relevant state tax laws where we have business operations. All of the foregoing is subject to change, and any such change could affect the accuracy of this discussion.
Application of Section 883 of the Internal Revenue Code
Royal Caribbean Cruises Ltd., Celebrity Cruises, Inc., and Silversea Cruises LLC are engaged in a trade or business in the United States, and many of our ship-owning subsidiaries, depending upon the itineraries of their ships, generate income from sources within the United States. Under Section 883 of the Internal Revenue Code, certain foreign corporations may exclude from gross income (and effectively from branch profits tax as such earnings do not give rise to effectively connected earnings and profits) the U.S. source income derived from or incidental to the international operation of a ship or ships, including income from the leasing of such ship(s).
A foreign corporation will qualify for the benefits of Section 883 if, in relevant part: (1) the foreign country in which the foreign corporation is organized grants an equivalent exemption to corporations organized in the United States; and (2) the stock of the corporation (or the direct or indirect corporate parent thereof) is “primarily and regularly traded on an established securities market” in the United States. In the opinion of our U.S. tax counsel, Faegre Drinker Biddle & Reath LLP, based upon and subject to the representations, assumptions, legal authorities and limitations set forth in that opinion, Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., Silversea Cruises LLC, and our other subsidiaries with U.S. source shipping income qualify for the benefits of Section 883 because Royal Caribbean Cruises Ltd. and each of those subsidiaries that are corporations (or treated such for U.S. federal income tax purposes) are incorporated in Liberia, which is a qualifying country, and our common stock is primarily and regularly traded on an established securities market in the United States (i.e., we are a “publicly traded” corporation). If, in the future, (1) Liberia no longer qualifies as an equivalent exemption jurisdiction, and we do not reincorporate in a jurisdiction that does qualify for the exemption, or (2) we fail to qualify as a publicly traded corporation, we and all of our ship-owning or operating subsidiaries that rely on Section 883 to exclude qualifying income from gross income would be subject to U.S. federal income tax on their U.S. source shipping income and income from activities incidental thereto.
We believe that most of our income and the income of our ship-owning subsidiaries is derived from or incidental to the international operation of a ship or ships, and therefore, is exempt from taxation under Section 883.
Regulations under Section 883 list activities that are not considered by the Internal Revenue Service to be incidental to the international operation of ships including the sale of air and land transportation, shore excursions and pre- and post-cruise tours. Our income from these activities that is earned from sources within the United States will be subject to U.S. taxation.
Taxation in the Absence of an Exemption Under Section 883
If Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises LLC, or our ship-owning subsidiaries were to fail to meet the requirements of Section 883 of the Internal Revenue Code, or if the provision was repealed, then, as explained below, such companies would be subject to U.S. income taxation on a portion of their income derived from or incidental to the international operation of our ships.
Because Royal Caribbean Cruises Ltd. Celebrity Cruises Inc., and Silversea Cruises LLC, conduct a trade or business in the United States, Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises LLC, would be taxable at regular corporate rates on our separate company taxable income (i.e., without regard to the income of our ship-owning subsidiaries that are corporations for U.S. federal income tax purposes) on income which is effectively connected with our U.S. trade or business (generally only income from U.S. sources). In addition, if any of our earnings and profits effectively connected with our U.S. trade or business were withdrawn, or were deemed to have been withdrawn, from our U.S. trade or business, those withdrawn amounts would be subject to a “branch profits” tax at the rate of 30%. Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises LLC would also be potentially subject to tax on portions of certain interest paid by us at rates of up to 30%.
If Section 883 were not available to our ship-owning subsidiaries that are corporations for U.S. federal income tax purposes, each such subsidiary would be subject to a special 4% tax on its U.S. source gross transportation income, if any, each year because it does not have a fixed place of business in the United States and its income is derived from the leasing of a ship.
Other United States Taxation
Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., and Silversea Cruises LLC earn U.S. source income from activities not considered incidental to international shipping. The tax on such income is not material to our results of operation for all years presented.
State Taxation
Royal Caribbean Cruises Ltd., Celebrity Cruises Inc., Silversea Cruises LLC, and certain of our subsidiaries are subject to various U.S. state income taxes which are generally imposed on each state’s portion of the U.S. source income subject to federal income taxes. Additionally, the state of Alaska subjects an allocated portion of the total income of companies doing business in Alaska and certain other affiliated companies to Alaska corporate state income taxes and also imposes a 33% tax on adjusted gross income from onboard gambling activities conducted in Alaska waters. This did not have a material impact to our results of operations for all years presented.
United Kingdom Income Taxation
During the year ended December 31, 2025, we operated 16 ships under the United Kingdom tonnage tax regime (“U.K. tonnage tax”). Most of our ships will become operated by companies that are within the U.K. tonnage tax regime beginning in 2026.
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

Relevant shipping profits include income from the operation of qualifying ships and from shipping related activities. Our U.K. income from non-shipping activities which do not qualify under the U.K. tonnage tax regime and are not considered significant, remain subject to regular U.K. corporate income tax.
Global Minimum Tax
The Organization for Economic Co-operation and Development (OECD) issued Pillar Two model rules ("Global Minimum Tax") introducing a new global minimum tax of 15% with certain aspects of Pillar Two effective January 1, 2024 and other aspects effective January 1, 2025, and January 1, 2026. Many countries including the United Kingdom and EU member countries have adopted these provisions and have implemented them under domestic law.

The Pillar Two rules became effective for a portion of our earnings in 2024 and 2025. These rules did not have a material impact on our results of operations for the year ended December 31, 2024 and 2025, respectively. These rules will apply to the majority of our earnings starting in 2026, and we do not expect these rules to have a material impact on our results of operations.

Our parent corporation is incorporated in Liberia. Liberia has not announced plans to revise its local corporate income tax laws as part of the Pillar Two proposal.

For additional details of risks related to our tax status, refer to Item 1A. Risk Factors - "A change in our tax status under United Kingdom tonnage tax, the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our results of operations."

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

Information About our Executive Officers
As of February 11, 2026, our executive officers are:

Name	Age	Position
Jason T. Liberty	50	Chairman and Chief Executive Officer
Naftali Holtz	48	Chief Financial Officer
Michael W. Bayley	67	President and Chief Executive Officer, Royal Caribbean
Laura Hodges Bethge	51	President, Celebrity Cruises
Harri U. Kulovaara	73	Executive Vice President, Maritime
R. Alexander Lake	54	Chief Legal Officer and Secretary
Jason T. Liberty served as President and Chief Executive Officer from January 2022 through November 2025, when he was appointed as Chairman and Chief Executive Officer. Mr. Liberty has held several roles since joining the Company in 2005. Most recently, Mr. Liberty served as Executive Vice President and Chief Financial Officer since 2017 and, prior to that, as Senior Vice President and Chief Financial Officer since 2013. Before his role as Chief Financial Officer, Mr. Liberty served as Senior Vice President, Strategy and Finance from 2012 through 2013; as Vice President of Corporate and Revenue Planning from 2010 through 2012; and as Vice President of Corporate and Strategic Planning from 2008 to 2010. Before joining Royal Caribbean, Mr. Liberty was a Senior Manager at the international public accounting firm of KPMG LLP.
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
Disease outbreaks or an increase in concern about the risk of illness could adversely impact our business and results of operations, and may cause significant disruptions, create new risks, and exacerbate existing risks.
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
Although our ships can be redeployed, cruise sales and/or pricing may be impacted by the introduction of new ships into the marketplace, reductions in cruise capacity, overall market growth and deployment decisions of ourselves and our competitors. As of December 31, 2025, a total of 47 new ships with approximately 113,000 berths were on order for delivery through 2029 in the cruise industry, including twelve ships currently scheduled to be delivered to our Global and Partner Brands. The further net growth in capacity from these new ships and future orders, without an increase in the cruise industry’s demand and/or share of the vacation market, could depress cruise prices and impede our ability to achieve yield improvement.
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
We opportunistically seek to grow our business through, among other things, expansion into new destinations or source markets and establishment of new ventures complementary to our current offerings. We have also invested, and may in the future continue to opportunistically invest, either directly or indirectly through joint ventures and partnerships, in a growing portfolio of key land-based projects, including port and terminal facilities and private destination projects in several jurisdictions such as Mexico and the Bahamas.
These projects increase the complexity of our business and require significant levels of investment to develop. In addition, we face greater exposure to certain key risks depending on the scope, location, and the ownership and management structure of these projects. Development activities may be delayed or adversely affected by construction challenges, supply chain disruptions, weather events, labor availability, environmental or site-specific conditions, and delays in obtaining or maintaining permits, any of which could adversely affect our ability to complete our projects as planned. We may also face opposition or challenges from non-governmental organizations (NGOs), community groups, or other stakeholders, including claims related to environmental impact, cultural heritage, or land use. Such challenges may result in litigation, administrative proceedings, reputational harm, or additional compliance costs.
Once operational, these projects are also subject to ongoing regulatory, labor and political risks in foreign jurisdictions, including changes in government policies, tax or regulatory regimes, any of which could disrupt operations or increase costs. These projects can also strain our management, personnel, operations and systems.
There can be no assurance that these business expansion efforts will develop as anticipated or that we will succeed, and if we do not, we may be unable to recover our investment and otherwise may experience an adverse impact on our business, financial condition and results of operations.
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
Past or potential acquisitions that we may decide to pursue in the future carry inherent risks which could adversely impact our financial performance and condition.
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
Our principal executive office and principal shoreside operations are located in Florida, and we have shoreside offices throughout the world. Actual or threatened natural disasters (e.g., hurricanes/typhoons, earthquakes, tornadoes, fires or floods), municipal lockdowns, curfews, quarantines, or similar events in these locations may have a material impact on our business continuity, reputation and results of operations. In addition, substantial or repeated information system failures, computer viruses or cybersecurity attacks impacting our shoreside or shipboard operations could adversely impact our business. We do not generally carry business interruption insurance for our shoreside or shipboard operations or our information systems. As such, any losses or damages incurred by us could have an adverse impact on our results of operations.
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
Although we believe we can access sufficient liquidity to fund our operations, investments and obligations as expected, there can be no assurances to that effect. Our ability to access additional funding as and when needed, our ability to timely refinance and/or replace our outstanding debt securities and credit facilities on acceptable terms and our cost of funding will depend upon numerous factors including, but not limited to, the strength of the financial markets, global market conditions, including inflationary pressures, interest rate fluctuations, credit ratings, our financial performance, the performance of our industry in general and the size, scope and timing of our financial needs. In addition, even where financing commitments have been secured, significant disruptions in the capital and credit markets could cause our banking and other counterparties to breach their contractual obligations to us or could cause the conditions to the availability of such funding not to be satisfied. This could include failures of banks or other financial service companies to fund required borrowings under our loan agreements or to pay us amounts that may become due. If any of the foregoing occurs for a prolonged period of time it will have a long-term negative impact on our cash flows, our ability to meet our financial obligations, our results of operations and our financial condition.
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
There can be no assurance that we will declare or pay dividends in the future or that we will repurchase shares pursuant to our share repurchase program consistent with historical amounts or at all.
Although we currently pay a quarterly cash dividend and we have adopted a share repurchase program, we are not obligated to pay cash dividends or to repurchase a specified number or dollar value of shares under share repurchase program or at all. The declaration and payment of any future dividends is at the discretion of our Board of Directors. The level of dividends and amount, timing, and purchases under our share repurchase program, if any, are influenced by many factors and may fluctuate based on our operating results, cash flows, and priorities for the use of cash, and the market price of common stock. In addition, we cannot guarantee that our share repurchase program will be fully consummated or that it will enhance long-term shareholder value.
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
A change in our tax status under the United Kingdom tonnage tax, the U.S. Internal Revenue Code, or other jurisdictions, may have adverse effects on our results of operations.
From 2026 onwards, substantially all of our ships will be operated by companies that are within the United Kingdom tonnage tax regime (“U.K. tonnage tax”). To the extent the U.K. tonnage tax laws change, or we do not continue to meet the applicable qualification requirements, we may be required to pay higher income tax in the United Kingdom, adversely impacting our results of operations. To the extent the OECD “International Shipping Income” exclusion tax laws (and associated guidance) change, or we do not continue to meet the applicable qualifications, we may be required to pay higher Global Minimum Tax in the United Kingdom (or other jurisdictions), adversely impacting our results of operations.
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
Our ability to rely on Section 883 could be challenged or could change in the future. The provisions of the Internal Revenue Code, including Section 883, are subject to legislative change at any time. Moreover, changes could occur in the future with respect to the identity, residence or holdings of our direct or indirect shareholders, trading volume or trading frequency of our shares, or relevant foreign tax laws of Liberia, such that it no longer qualifies as an equivalent exemption jurisdiction, that could affect our eligibility for the Section 883 exemption. Accordingly, there can be no assurance that we will continue to be exempt from U.S. income tax on U.S. source shipping income in the future. If we were not entitled to the benefit of Section 883, we and our subsidiaries would be subject to U.S. taxation on a portion of the income derived from or incidental to the international operation of our ships, which would reduce our net income.
Further, some of our operations are conducted in jurisdictions (including the U.S.) where we rely on tax treaties to provide an exemption from or reduction in taxation. To the extent tax treaties are changed or revoked, we may be required to pay higher income tax in these jurisdictions, adversely impacting our results of operations. In addition, in the jurisdictions in which we operate, we may be subject to changes in our existing tax treatment or other tax reform, as well as increased tax audits.
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
A portion of our indebtedness bears interest at variable rates that are linked to changing market interest rates. As a result, an increase in market interest rates would increase our interest expense and our debt service obligations. As of December 31, 2025, we had approximately $1.6 billion of indebtedness that bears interest at variable rates, which is net of our interest rate swap agreements. This amount represented approximately 7.4% of our total indebtedness. As of December 31, 2025, a hypothetical 1% increase in prevailing interest rates would increase our forecasted 2026 interest expense by approximately $12.3 million.
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
As of December 31, 2025, approximately 87% of our shipboard employees were covered by collective bargaining agreements. A dispute under our collective bargaining agreements could result in a work stoppage of those employees covered by the agreements. We may not be able to satisfactorily or favorably renegotiate these collective bargaining agreements when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage on our ships. We may also be subject to or affected by work stoppages unrelated to our business or collective bargaining agreements. Any such work stoppages or potential work stoppages could have a material adverse effect on our financial results, as could a loss of key employees, our inability to recruit or retain qualified personnel or disruptions among our personnel.
If we are unable to keep pace with developments, design, and implementation in technology, our operations or competitive position could become impaired. Our use of emerging technologies, including artificial intelligence, may present business, compliance and reputational risks.
The Company depends on technology and automated systems, including emerging technologies, such as artificial intelligence (“AI”), to operate its business, including but not limited to, computerized reservation systems, ship operations and crew scheduling systems, shipboard internet services, cloud-based technologies, technical and business operations systems and commercial websites and applications, including our mobile app. These technologies and systems require significant investment and must be refined, updated, upgraded and/or replaced with more advanced capabilities in order to continue to meet our customers’ demands and expectations, to operate in an interconnected business world, as well as to conduct our business operations effectively availing ourselves of technological advances.
If we are unable to adopt new technology or systems in a timely manner or within reasonable cost parameters, if there are any disruptions, delays or deficiencies in design, development, or implementation of such systems, or if we do not achieve the benefits that we anticipate from any new technology or system, our business and results of operations could suffer. Additionally, a failure to adopt the appropriate technology, or a failure or obsolescence in the existing technology that we have adopted, could adversely affect our business or results of operations.
As global technology‑related regulatory frameworks continue to evolve, our use of these technologies may subject us to additional compliance obligations, including restrictions on the usage of certain technologies or additional requirements on data usage and transparency. Compliance with these regulations could increase our compliance costs, expose us to regulatory enforcement or legal liability, constrain our ability to implement or expand technology‑based solutions, or otherwise affect the timing and effectiveness of our initiatives. In addition, emerging technologies may not always perform as intended, may generate inaccurate outputs, or may depend on third‑party systems that we do not control. Any such operational deficiencies could impair the performance of systems that support key business functions, disrupt guest‑facing experiences, or subject us to legal liability, which could adversely affect our business, reputation, financial condition, or results of operations.
We are exposed to cybersecurity attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security.
We are subject to cybersecurity attacks. These attacks can vary in scope and intent from attacks with the objective of compromising our systems, networks, and communications for economic gain or with the objective of disrupting, disabling or otherwise compromising our maritime and/or shoreside operations. The attacks can encompass a wide range of methods and intent, including phishing attacks, generative artificial intelligence impersonation, illegitimate requests for payment, theft of intellectual property, theft of confidential or non-public information, installation of malware, installation of ransomware and theft of personal or business information. The frequency and sophistication as well as the methods used to conduct these attacks, have increased over time.
A successful cybersecurity attack may target us directly, or it may be the result of a third party’s inadequate care, or resulting from vulnerabilities in licensed software. In any scenario, the Company may suffer damage to its systems and data that could interrupt our operations, adversely impact our brand reputation, and expose us to increased risks of governmental investigation, litigation, fines, and other liability, any of which could adversely affect our business. Additionally, data security breaches where we or our vendors fail to detect and appropriately respond may expose us to government enforcement actions and private litigation. Furthermore, responding to such an attack and mitigating the risk of future attacks could result in additional operating and capital costs in technology, personnel, monitoring and other investments.
We are also subject to various risks associated with the collection, handling, storage, and transmission of sensitive information. In the regular course of business, we collect employee, customer, and other third-party data, including personally identifiable information, personal health data and individual/business payment data, for various business purposes. Although we have policies and procedures in place to safeguard such sensitive information, this information has been and could be subject to cybersecurity attacks and the aforementioned risks. In addition, we are subject to federal, state, and international laws relating to the collection, use, retention, security and transfer of personally identifiable information, personal health data and individual payment data. Those laws include, among others, the European Union General Data Protection Regulation and similar state agencies that impose additional data privacy and protection requirements. Complying with these and other applicable laws has caused, and may cause, us to incur substantial costs or require us to change our business practices, and our failure to do so may expose us to substantial fines, penalties, restrictions, litigation, or other expenses and adversely affect our business. Further, any changes to laws or regulations, including new restrictions or requirements applicable to our business, or an increase in enforcement of existing laws and regulations, could expose us to additional costs and liability and could limit our use of such information.
While we continue to evolve our cybersecurity practices in line with our business’ reliance on technology and the changing external threat landscape, and we invest time, effort and financial resources to secure our systems, networks and communications, our security measures cannot provide absolute assurance that we will be successful in preventing or defending from all cybersecurity attacks or incidents impacting our operation. There can be no assurance that any breach or incident will not have a material impact on our operations and financial results.
Any breach, theft, loss, or fraudulent use of guest, employee, third-party or company data, could adversely impact our reputation and brand and our ability to retain or attract new customers, and expose us to risks of data loss, business disruption, governmental investigation, litigation and other liability, any of which could adversely affect our business. Significant capital investments and other expenditures could be required to remedy the problem and prevent future breaches, including costs associated with additional security technologies, personnel, experts and credit monitoring services for those whose data has been impacted.
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
Risk Management and Strategy
We have implemented policies, programs and controls and invested in cybersecurity technologies that focus on assessing, monitoring, and managing our cybersecurity risks. These include, but are not limited to: maintaining comprehensive cybersecurity policies and practices; augmenting our organization with a global cybersecurity operation center that monitors cyber threats 24-hours a day on a year-round basis; new surveillance technologies to proactively identify threats and improve the Company’s cyber defense capabilities; implementing enterprise-wide cybersecurity training, anti-phishing and awareness programs for our employees and crew members; and conducting cyber simulations with various teams across the Company as well as with management to evaluate our response approach. We have also implemented comprehensive processes designed to identify and oversee risks from cybersecurity threats associated with our third-party service providers, which include security assessments on our suppliers and vendors and continuous monitoring of cyber threats. Our cybersecurity program is informed by recognized best practices and standards for cybersecurity, such as the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework.
We conduct regular third-party assessments of our cyber risk management program, and also conduct a periodic assessment of cybersecurity risk as part of broader enterprise risk management (ERM). This assessment includes an evaluation of the Company’s processes to identify and respond to cyber risks and the effectiveness of the Company’s lines of defense. Given the complexity and evolving nature of cybersecurity threats, we leverage both internal cyber analytics and external sources of threat intelligence to evaluate our cyber risks and to properly adjust our risk mitigation approach. We engage third parties to perform periodic assessment of our cyber program maturity against the NIST framework, to perform penetration testing, and to audit our capabilities from time to time. We also maintain controls and procedures that are designed to evaluate cyber risks on an ongoing basis. These processes include prompt communication of certain cybersecurity incidents to the Company’s executives, internal committees and the Board as needed, so that any needed disclosures can be made by management and the Board in a timely manner.
Our policies require each of our employees and crew members to contribute to our data security efforts. We regularly educate our employees about the importance of handling and protecting customer and employee data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats.
As of the date of this report, we are not aware of any risks from cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on the Company, refer to Item 1A. Risk Factors - "We are exposed to cybersecurity attacks and data breaches and the risks and costs associated with protecting our systems and maintaining data integrity and security."
Governance
Our cybersecurity program is led by our Chief Information Officer (CIO) and the Chief Information Security Officer (CISO). They are supported by Information Security Officers who work closely with our operational teams. Our CIO and CISO have more than 35 years of collective experience in the cybersecurity field. The CISO reports to the CIO and is generally responsible for management of cybersecurity risk and the protection and defense of our networks, systems, and data. The CISO has served in similar roles at three major public companies and is a recognized cybersecurity leader. He regularly engages with peer CISOs, cybersecurity experts and organizations, including the Cloud Security Alliance (CSA) and the NIST, to stay informed on the latest industry developments. The CISO regularly informs our internal Disclosure Committee, Chief Financial Officer, and our Chairman and Chief Executive Officer of cybersecurity risks and incidents as per our internal cyber risk framework. This also helps ensure that the highest levels of management are kept abreast of our cybersecurity posture and potential risks.
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
Item 2. Properties
Information about our cruise ships, including their size, may be found within the Operating Strategies - Delivery of state-of-the-art vessels, and fleet upgrade and maintenance section and the Operations - Cruise Ships and Itineraries section in Item 1. Business. Information regarding our cruise ships under construction, estimated expenditures and financing may be found within the Future Capital Commitments and Funding Needs and Sources sections of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our principal executive office and principal shoreside operations are located in leased office buildings at the Port of Miami, Florida. We also lease a number of other offices in the U.S. and throughout Europe, Asia, Mexico, South America, Caribbean and Australia to administer our brand operations globally.
We believe that our facilities are adequate for our current needs and that we are capable of obtaining additional facilities as necessary.
We also operate three exclusive private destinations which we utilize as ports-of-call on certain itineraries: (i) an island we own in the Bahamas that we call Perfect Day at CocoCay; (ii) Labadee, a secluded peninsula that we lease on the north coast of Haiti; and (iii) Paradise Island, the first Royal Beach Club in the Bahamas, which opened in December 2025.
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
Holders
As of February 9, 2026, there were approximately 1,002 record holders of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.
Dividends
Holders of our common stock have an equal right, pro rata based on number of shares held, to share in our profits in the form of dividends when and if declared by our Board out of funds legally available, subject to any rights of holders of preferred stock if any. Holders of our common stock have no rights to any sinking fund.
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
The declaration of dividends shall at all times be subject to the final determination of our Board that a dividend is prudent at that time in consideration of the needs of the business. During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends. In the second quarter of 2024, our Board reinstated our quarterly dividend. Since reinstatement, during the third and fourth quarter of 2024 our Board declared dividends of $0.40 and $0.55 per share which were paid in October 2024 and January 2025, respectively. In the first and second quarters of 2025, the Board declared dividends of $0.75 per share which were paid in April 2025 and July 2025, respectively. In the third and fourth quarter of 2025, the Board declared dividends of $1.00 which were paid in October 2025 and January 2026, respectively. Refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on dividends declared.
In February 2026, our Board declared a dividend of $1.50 per share, payable in April 2026.

Share Repurchases
The following table provides information about our repurchases of common stock during the quarter ended December 31, 2025.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	793,232	286.29	793,232	$118,000,000
November 1, 2025 - November 30, 2025	412,805	285.32	412,805	$—
December 1, 2025 - December 31, 2025	576,701	276.06	576,701	$1,841,000,000
Total	1,782,738		1,782,738
(1) On February 12, 2025, we announced that our Board authorized a 12-month common stock repurchase program for up to $1.0 billion that was completed in November 2025. Furthermore, on December 10, 2025, we announced that our Board authorized a common stock repurchase program for up to $2.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions.
The Board announced a common stock repurchase program for up to $2.0 billion on December 10, 2025. During the quarter ended December 31, 2025, we repurchased 0.6 million of our common stock under this program, for a total of $159 million in open market transactions that were recorded in Treasury Stock in our consolidated balance sheets. As of December 31, 2025, we have $1.8 billion that remains available for future common stock repurchase under the program. For further information on our stock repurchase transactions, refer to Note 10. Shareholders' Equity to our consolidated financial statements under Item 8. Financial Statements and Supplemental Data.

Performance Graph
The following graph compares the total return, assuming reinvestment of dividends, on an investment in the Company, based on performance of the Company's common stock, with the total return of the Standard & Poor's 500 Composite Stock Index ("S&P 500") and the Dow Jones United States Travel and Leisure Index for a five year period by measuring the changes in common stock prices from December 31, 2020 to December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Royal Caribbean Cruises Ltd., the S&P 500 Index and the Dow Jones U.S. Travel & Leisure Index

$400
$350
$300
$250
$200
$150
$100
$50
12/20
12/21
12/22
12/23
12/24
12/25
Royal Caribbean Cruises Ltd.
S&P 500
Dow Jones U.S. Travel & Leisure

	12/20	12/21	12/22	12/23	12/24	12/25
Royal Caribbean Cruises Ltd.	100.00	102.96	66.18	173.37	310.30	380.05
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
Dow Jones U.S. Travel & Leisure	100.00	111.49	88.90	120.98	141.29	152.06
The stock performance graph assumes for comparison that the value of the Company's common stock and of each index was $100 on December 31, 2020 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

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
•a discussion of our results of operations for the year ended December 31, 2025 compared to the same period in 2024; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.
A discussion of our results of operations, and sources and uses of cash for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 14, 2025 and is incorporated by reference into this Form 10-K.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). (Refer to Note 1. General and Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data). Certain of our accounting policies are deemed "critical," as they require management's highest degree of judgment, estimates and assumptions. We have discussed these accounting policies and estimates with the audit committee of our Board. We believe our critical accounting policies and estimates are as follows:
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
We believe we have made reasonable estimates for ship accounting purposes. However, should certain factors or circumstances cause us to revise our estimates of ship useful lives or projected residual values, depreciation expense could be materially higher or lower. If circumstances cause us to change our assumptions in making determinations as to whether ship improvements should be capitalized, the amounts we expense each year as repairs and maintenance costs could increase, partially offset by a decrease in depreciation expense. If we had reduced our estimated average ship useful life by one year, depreciation expense for 2025 would have increased by approximately $157 million. If our ships were estimated to have no residual value, depreciation expense for 2025 would have increased by approximately $470 million. We have evaluated our estimated ship useful lives and projected residual values in light of our current environment and determined that there are no changes to these estimates. Refer to Note 6. Property and Equipment to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on our ships.
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
The goodwill impairment analysis consists of a comparison of the fair value of the reporting unit with its carrying value. We typically estimate the fair value of our reporting units using a probability weighted discounted cash flow model in combination with a market-based valuation approach. The estimation of fair value utilizing discounted expected future cash flows includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, marketing, selling and administrative expenses, interest rates, and assumptions regarding the cruise vacation industry's competitive environment and general economic and business conditions, among other factors. The principal assumptions used in the discounted cash flow model for our 2025 impairment assessment consisted of:
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
Similar to the impairment review for goodwill, the impairment review for indefinite-lived intangible assets can be performed using a qualitative and, if necessary, a quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, for trademarks and trade names. The principal assumptions used in the discounted cash flow model for our 2025 impairment assessment consisted of:
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
Royal Caribbean Reporting Unit
During the fourth quarter of 2025 and 2024, we performed a qualitative analysis as part of our annual impairment review of the Royal Caribbean reporting unit. Based on our qualitative assessment, we concluded that it was more-likely-than-not that the estimated fair value of the Royal Caribbean reporting unit exceeded its carrying value and thus, we did not proceed to the quantitative analysis. No indicators of impairment exist primarily because the reporting unit's fair value has consistently exceeded its carrying value by a significant margin and forecasts of operating results expected to be generated by the reporting unit appear sufficient to support its carrying value. As a result, we determined no impairment to Royal Caribbean's goodwill.
As of December 31, 2025 and 2024, the carrying amount of goodwill attributable to our Royal Caribbean reporting unit was $296 million.
We did not perform interim impairment evaluations of Royal Caribbean's goodwill during 2025 and 2024, as no triggering events were identified.
Silversea Reporting Unit
During the fourth quarters of 2025 and 2024, we performed a quantitative analysis as part of our annual impairment review of the Silversea reporting unit. As of November 30, 2025 and 2024, the fair value of the Silversea reporting unit was determined using a probability weighted discounted cash flow model in combination with a market-based valuation approach. As a result of the tests, we determined the fair value of the Silversea reporting unit exceeded its carrying value by approximately 98% and 63%, as of November 30, 2025 and 2024, respectively, resulting in no impairment to Silversea's goodwill. The carrying value of goodwill attributable to our Silversea reporting unit was $509 million as of December 31, 2025 and 2024.
During the fourth quarters of 2025 and 2024, we performed our annual impairment reviews of the Silversea trade name. As a result of the quantitative tests, we determined that the fair value of the Silversea's trade name exceeded its carrying value by approximately 90% and 66%, as of November 30, 2025 and 2024, respectively, resulting in no impairment to Silversea's trade name.
As of December 31, 2025 and 2024, the carrying value of indefinite-life intangible assets was $321 million, which primarily relates to the Silversea trade name.
We did not perform interim impairment evaluations of Silversea's goodwill or trade names during 2025 and 2024, as no triggering events were identified.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other (income) expense, (ii) equity investment impairment, (recovery) of losses, and other, (iii) restructuring charges and other initiative expenses, and (iv) impairment and credit losses, and (v) gain on sale of noncontrolling interest. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
Adjusted EBITDA Margin is a non-GAAP measure that represents Adjusted EBITDA (as defined above) divided by total revenues.
Adjusted Gross Margin represents Gross Margin, adjusted for payroll and related, food, fuel, other operating, and depreciation and amortization expenses. Gross Margin is calculated pursuant to GAAP as total revenues less total cruise operating expenses, and depreciation and amortization.
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income attributable Royal Caribbean Cruises Ltd., excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense; (ii) restructuring charges and other initiatives expenses; (iii) the amortization of the Silversea intangible assets resulting from the Silversea acquisition; (iv) gain on sale of noncontrolling interest; (v) equity investment impairment, (recovery) of losses and other; (vi) litigation loss contingency, which includes the 2024 release of the loss contingency recorded in 2022 in connection with the Havana Docks litigation; (vii) impairment and credit losses; (viii) tax on the sale of PortMiami noncontrolling interest; (ix) gain on sale of controlling interest; and (x) Silver Whisper deferred tax liability release. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Adjusted Operating Income is a Non-GAAP measure that represents operating income including income from equity investments and provision for income taxes but excluding certain items for which we believe adjusting for is meaningful when assessing our operating performance on a comparative basis. We use this non-GAAP measure to calculate ROIC (as defined below). A reconciliation of Operating Income to Adjusted Operating Income is provided below under Results of Operations.
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
EBITDA is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd. excluding (i) interest income; (ii) interest expense, net of interest capitalized; (iii) depreciation and amortization expenses; and (iv) provision for income taxes. We believe that this non-GAAP measure is meaningful when assessing our operating performance on a comparative basis. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to EBITDA is provided below under Results of Operations.
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
Net Cruise Costs and Net Cruise Costs excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs excluding Fuel to be the most relevant indicators of our cost performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs excluding Fuel excludes (i) restructuring charges and other initiatives expenses; (ii) impairment and credit losses; and (iii) gain on sale of controlling interest.
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

Executive Overview
2025 performance was exceptionally strong. We took delivery of two ships (Star of the Seas and Celebrity Xcel) and continued to expand our vacation ecosystem with the opening of Royal Beach Club Paradise Island, closing on the acquisition of the port of Costa Maya in 2025, and the announcements of Celebrity River Cruises, launching in 2027, and the expansion of our private destination portfolio with Royal Beach Club Santorini. We achieved strong financial performance, including 8.5% Gross Margin Yield growth as-reported, Net Yields increased 3.8% as-reported (3.7% in Constant-Currency), Net Income of $4.3 billion and Adjusted EBITDA of $7.0 billion, Operating Income of $4.9 billion, and ROIC of 18.0%. We maintained a strong balance sheet and achieved investment-grade ratings across all three major credit rating agencies.
Our 2025 Net Income attributable to Royal Caribbean Cruises Ltd. was $4.3 billion, or $15.61 per diluted share, compared to the 2024 Net Income attributable to Royal Caribbean Cruises Ltd. of $2.9 billion, or $10.94 per diluted share. Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for 2025 was $4.3 billion, or $15.64 per diluted share, compared to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $3.2 billion, or $11.80 per diluted share in 2024.
Total revenues in 2025 increased by $1.5 billion and were $17.9 billion, exceeding the previous record of $16.5 billion in 2024, driven by strong ticket revenue and growth of onboard performance, inclusive of capacity growth. As a result, Gross Margin Yields increased 8.5% as-reported, and Net Yields increased 3.8% as-reported (3.7% in Constant-Currency), both compared to 2024. In 2025 we generated $6.5 billion in operating cash flow, maintained an unsecured balance sheet, managed debt maturities, and returned $2.0 billion in capital to shareholders through dividends and share repurchases.
Cruise operating expenses increased by $0.4 billion from $8.7 billion in 2024 to $9.1 billion in 2025. The increase was primarily due to an increase in capacity in 2025, compared to the same period in 2024. Gross Cruise Costs per APCD decreased 0.6% as-reported and 0.8% in Constant Currency, compared to 2024. Net Cruise Costs excluding Fuel, per APCD decreased 0.1% as-reported and 0.1% in Constant Currency, compared to 2024, primarily driven by efficiencies on newer hardware and group scale driving efficiencies.
In 2026, we expect our capacity to increase by 6.7% compared to 2025, with a full year of Star of the Seas and Celebrity Xcel, and delivery of Legend of the Seas in the summer. In addition, our portfolio of exclusive land-based destinations is expected to reach 8 by 2028, with additions of Silversea’s Cormorant at 55 South, Royal Beach Club Santorini, and Royal Beach Club Cozumel on the horizon. In addition, we will continue development of Perfect Day Mexico and Royal Beach Club Lelepa. Our new ships, deployment, enhanced product offerings are expected to drive growth in Net Yields, total revenues, and earnings.

Results of Operations
In addition to the items discussed above under "Executive Overview," significant items for 2025 include:
•In February 2025, TUI Cruises, our 50% joint venture, took delivery of the Mein Schiff Relax.
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
•In August 2025, the remaining $106 million of our 6.0% Convertible Senior Notes matured. The notes and accrued interest were settled using a combination of $109 million in cash, and the issuance of approximately 1.8 million shares of common stock..
•In October 2025, we took delivery of Celebrity Xcel. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on the financing of the ship.
•In October 2025, we issued $1.5 billion aggregate principal amount of 5.375% senior notes due 2036. The Company used the net proceeds from the offering to primarily finance the delivery of Celebrity Xcel at a lower cost compared to utilizing its existing committed export credit agency facility.
For further information regarding the debt transactions discussed above, refer to Note 8. Debt, to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.

Adjusted Net Income attributable to Royal Caribbean Cruises Ltd., and Adjusted Earnings per Share are calculated as follows (in millions, except per share data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Year Ended December 31,
	2025	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd.	$4,268	$2,877	$1,697
Loss on extinguishment of debt and inducement expense (1)	16	463	121
Restructuring charges and other initiatives expenses (2)	8	10	5
Amortization of Silversea intangible assets resulting from the Silversea acquisition (3)	6	6	6
Gain on sale of noncontrolling interest (4)	(11)	—	—
Equity investment impairment, (recovery) of losses and other	(1)	(1)	12
Litigation loss contingency (5)	—	(124)	—
Impairment and credit losses (6)	—	9	8
PortMiami tax on sale of noncontrolling interest (7)	—	(3)	7
Gain on sale of controlling interest (8)	—	—	(3)
Silver Whisper deferred tax liability release (9)	—	—	(26)
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$4,286	$3,237	$1,827

Basic:
Earnings per Share	$15.75	$11.00	$6.63
Adjusted Earnings per Share	$15.81	$12.38	$7.14

Diluted:
Earnings per Share (10)	$15.61	$10.94	$6.31
Adjusted Earnings per Share (11)	$15.64	$11.80	$6.77

Weighted-Average Shares Outstanding:
Basic	271	261	256
Diluted	274	279	283
(1)    For 2025 and 2024, includes $10 million and $119 million, respectively, of inducement expense related to the settlements of our 6.00% convertible notes due 2025. These amounts are included in Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss). Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(2)    These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(3)    Represents the amortization of the Silversea intangible assets resulting from the 2018 Silversea acquisition.
(4)    For 2025, represents gain on sale of noncontrolling interest of Floating Docks and Grand Bahama Shipyard. These amounts are included in Other income within our consolidated statements of comprehensive income (loss). Refer to Note 7. Investments and Other Assets to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(5)    For 2024, represents the release of the loss contingency recorded in 2022, in connection with the Havana Docks litigation inclusive of related legal fees and costs. These amounts are included in Other income within our consolidated statements of comprehensive income (loss). Refer to Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(6)    For 2024, represents property and equipment impairment charges related to certain construction in progress assets. For 2023, represents asset impairments and credit losses recoveries for notes receivables for which credit losses were previously recorded. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss). Additionally, for 2023, includes an $11 million impairment related to ceasing the use of certain real estate assets in our shoreside operations.

This amount is included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(7)    For 2024, represents adjustments to tax impacts on the 2023 PortMiami sale of noncontrolling interest. For 2023, represents tax on the PortMiami sale of noncontrolling interest. These amounts are included in Other income (expense) in our consolidated statements of comprehensive income (loss).
(8)    For 2023, represents gain on sale of controlling interest in cruise terminal facilities in Italy. These amounts are included in Other operating within our consolidated statements of comprehensive income (loss).
(9)    Represents the release of the deferred tax liability subsequent to the execution of the bargain purchase option for the Silver Whisper. These amounts are included in Other income (expense) within our consolidated statements of comprehensive income (loss).
(10)    Diluted EPS includes the add-back of $16 million, $175 million and $88 million of dilutive inducement and interest expense related to our convertible notes for the years ended December 31, 2025, 2024, and 2023, respectively. Refer to Note 12. Earnings Per Share to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
(11)    Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $6 million, $56 million and $88 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The following table presents operating results as a percentage of total revenues for the last three years:

	Year Ended December 31,
	2025	2024	2023
Passenger ticket revenues	69.8%	69.8%	68.8%
Onboard and other revenues	30.2%	30.2%	31.2%
Total revenues	100.0%	100.0%	100.0%
Cruise operating expenses:
Commissions, transportation and other	13.2%	13.6%	14.4%
Onboard and other	5.5%	5.5%	5.8%
Payroll and related	7.6%	7.9%	8.6%
Food	5.7%	5.7%	5.9%
Fuel	6.4%	7.0%	8.3%
Other operating	12.3%	12.7%	12.9%
Total cruise operating expenses	50.6%	52.5%	55.9%
Marketing, selling and administrative expenses	12.4%	12.9%	12.9%
Depreciation and amortization expenses	9.6%	9.7%	10.5%
Operating Income	27.4%	24.9%	20.7%
Other income (expense):
Interest income	0.1%	0.1%	0.3%
Interest expense, net of interest capitalized	(5.5)%	(9.6)%	(10.1)%
Equity investment income	2.3%	1.6%	1.4%
Other income (expense)	0.1%	0.9%	—%
Income before income taxes	24.4%	17.8%	12.3%
Provision for income taxes	(0.5)%	(0.3)%	—%
Net Income	23.9%	17.6%	12.3%
Less: Net Income attributable to noncontrolling interest	0.1%	0.1%	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	23.8%	17.5%	12.2%

Selected statistical information is shown in the following table:

	Year Ended December 31,
	2025	2024	2023
Passengers Carried	9,446,010	8,564,272	7,646,203
Passenger Cruise Days	58,518,751	54,844,780	49,549,127
APCD	53,325,212	50,552,731	46,916,259
Occupancy	109.7%	108.5%	105.6%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are calculated as follows (in millions, except APCD and per APCD data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Year Ended December 31,
	2025	2024	2023

Net Income attributable to Royal Caribbean Cruises Ltd.	$4,268	$2,877	$1,697
Interest income	(24)	(16)	(36)
Interest expense, net of interest capitalized	992	1,590	1,402
Depreciation and amortization expenses	1,718	1,600	1,455
Provision for income taxes	82	46	6
EBITDA	7,036	6,097	4,524

Other (income) expense	(17)	(149)	2
Equity investment impairment, (recovery) of losses and other	(1)	4	8
Restructuring charges and other initiative expenses (1)	8	10	5
Impairment and credit losses (2)	—	9	8
Gain on sale of controlling interest (3)	—	—	(3)
Adjusted EBITDA	$7,025	$5,971	$4,544

Total revenues	17,935	16,484	13,900

APCD	53,325,212	50,552,731	46,916,259
Net Income attributable to Royal Caribbean Cruises Ltd. per APCD	$80.04	$56.92	$36.17
Adjusted EBITDA per APCD	$131.75	$118.13	$96.85
Adjusted EBITDA Margin	39.2%	36.2%	32.7%
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

Gross Margin Yields and Net Yields are calculated as follows (in millions, except APCD and Yields. Certain amounts may not add or calculate due to the use of rounded numbers):

	Year Ended December 31,
	2025	2025 On a Constant Currency Basis	2024	2023
Total revenues	$17,935	$17,915	$16,484	$13,900
Less:
Cruise operating expenses	9,083	9,058	8,652	7,775
Depreciation and amortization expenses	1,718	1,718	1,600	1,455
Gross Margin	7,133	7,140	6,231	4,670
Add:
Payroll and related	1,366	1,366	1,301	1,197
Food	1,019	1,019	934	819
Fuel	1,146	1,146	1,160	1,150
Other operating	2,202	2,188	2,098	1,799
Depreciation and amortization expenses	1,718	1,718	1,600	1,455
Adjusted Gross Margin	$14,585	$14,577	$13,325	$11,090

APCD	53,325,212	53,325,212	50,552,731	46,916,259
Gross Margin Yields	$133.77	$133.89	$123.27	$99.54
Net Yields	$273.51	$273.35	$263.59	$236.38

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel are calculated as follows (in millions, except APCD and costs per APCD. Certain amounts may not add or calculate due to the use of rounded numbers):

	Year Ended December 31,
	2025	2025 On a Constant Currency Basis	2024	2023
Total cruise operating expenses	$9,083	$9,058	$8,652	$7,775
Marketing, selling and administrative expenses	2,223	2,220	2,125	1,792
Gross Cruise Costs	11,306	11,277	10,778	9,567
Less:
Commissions, transportation and other	2,369	2,362	2,250	2,001
Onboard and other	981	976	909	809
Net Cruise Costs including other costs	7,957	7,938	7,619	6,757
Less:
Restructuring charges and other initiatives expenses (1)	8	8	10	5
Impairment and credit losses (2)	—	—	9	8
Gain on sale of controlling interests (3)	—	—	—	(3)
Net Cruise Costs	7,949	7,931	7,600	6,747
Less:
Fuel	1,146	1,146	1,160	1,150
Net Cruise Costs excluding Fuel	$6,803	$6,784	$6,440	$5,597

APCD	53,325,212	53,325,212	50,552,731	46,916,259
Gross Cruise Costs per APCD	$212.03	$211.48	$213.20	$203.92
Net Cruise Costs per APCD	$149.07	$148.72	$150.34	$143.81
Net Cruise Costs excluding Fuel per APCD	$127.57	$127.23	$127.40	$119.30
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

Adjusted Operating Income and ROIC, are calculated as follows: (in millions, except ROIC. Certain amounts may not add or calculate due to the use of rounded numbers):

For the Twelve Months Ended
December 31, 2025
Operating Income	$4,910
Including:
Equity investment income	414
Provision for income taxes	(82)
Adjustments:
Restructuring charges and other initiatives expenses (1)	8
Amortization of Silversea intangible assets related to Silversea acquisition (2)	6
Equity investment impairment, (recovery) of losses and other	(1)
Adjusted Operating Income	$5,254

Invested Capital	$29,174
ROIC	18.0%

(1) These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(2) Represents the amortization of the Silversea intangible assets resulting from the 2018 Silversea acquisition.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
In this section, references to 2025 refer to the year ended December 31, 2025 and references to 2024 refer to the year ended December 31, 2024.
Revenues
Total revenues increased $1.5 billion, or 8.8%, to $17.9 billion in 2025 from $16.5 billion in 2024.
Passenger ticket revenues comprised 69.8% of our 2025 total revenues. Passenger ticket revenues increased by $1.0 billion, or 8.8% to $12.5 billion in 2025 from $11.5 billion in 2024. The increase was primarily due to:
•$631 million driven by 5.5% capacity growth as a result of the addition of our newest ships Star of the Seas and Celebrity Xcel, as well as a full year of operations from Utopia of the Seas and Silver Ray compared to 2024; and
•$386 million driven by yield growth as result of higher load factors and higher ticket pricing on both existing ships and new ships in 2025, compared to 2024.
The remaining 30.2% of 2025 total revenues was comprised of Onboard and other revenues, which increased $0.4 billion, or 8.7% to $5.4 billion in 2025 from $5.0 billion in 2024. The increase was primarily due to:
•$273 million increase driven by 5.5% capacity growth as a result of the addition of our newest ships and a full year of operations of ships noted above in 2025 compared to 2024; and
•$160 million driven by yield growth as result of higher load factors and improved pricing on both existing ships and new ships in 2025 compared to 2024.
Cruise operating expenses
Total Cruise operating expenses increased by $0.4 billion, or 5.0%, to $9.1 billion in 2025 from $8.7 billion in 2024. The increase was primarily due to:
•a 5.5% increase in capacity noted above which increased cruise operating expenses by $475 million, partially offset by a decrease in drydocks and maintenance related expenses in 2025 compared to 2024.
Marketing, selling and administrative expenses
Marketing, selling and administrative expenses increased $98 million, or 4.6% to $2.2 billion in 2025 from $2.1 billion in 2024. The increase was primarily due to the additions of Star of the Seas and Celebrity Xcel.
Depreciation and amortization expenses
Depreciation and amortization expenses for 2025 increased $118 million, or 7.4%, to $1.7 billion from $1.6 billion in 2024. The increase was primarily due to the additions of Star of the Seas, Celebrity Xcel, and a full year of operations of Utopia of the Seas and Silver Ray in 2025 compared to the same period in 2024.
Other income (expense)
Interest expense, net of interest capitalized for 2025 decreased $0.6 billion, to $(1.0) billion from $(1.6) billion in 2024. The decrease was primarily due to loss on extinguishment of debt of $344 million associated with the full redemption of several Senior Notes, and $119 million inducement expense on the partial settlement of our 2025 Convertible Notes in 2024 compared to an immaterial loss on extinguishment during the same period in 2025. The remaining decrease was due to the effect of refinancings of certain indebtedness at lower rates compared to 2024.
Equity investment income for 2025 increased $154 million to $414 million from $260 million in 2024. The increase in income was primarily due to the increase in income from TUI Cruises, one of our equity investments, in 2025 compared to 2024.
Other income (expense) for 2025 decreased $132 million, to other income of $17 million from $149 million in 2024. The decrease was primarily due to the release of the loss contingency of $124 million, in connection with the Havana Docks litigation, during 2024, which did not recur in 2025.

Other comprehensive income (loss)
Other comprehensive income was $198 million in 2025 compared to Other comprehensive loss of $(128) million for the same period in 2024. The increase of $326 million in income was primarily due to a gain on cash flow derivative hedges of $228 million in 2025 compared to a loss on cash flow derivative hedges of $(157) million in 2024, mostly as a result of a significant increase in the fair value of our FX forward swaps in 2025 compared to 2024.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information on Recent Accounting Pronouncements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities increased by $1.2 billion to $6.5 billion for the year ended December 31, 2025, compared to $5.3 billion in 2024. The change was primarily driven by higher operating income in 2025 compared to 2024.
Net cash used in investing activities increased by $1.6 billion to $5.0 billion for the year ended December 31, 2025, compared to $3.4 billion in 2024. The change of $1.6 billion was primarily attributable to increased capital expenditures associated with taking delivery of Star of the Seas and Celebrity Xcel and the acquisition of the Port of Costa Maya in 2025 compared to the delivery of Utopia of the Seas and Silver Ray in 2024.
Net cash used in financing activities decreased by $0.9 billion to $1.0 billion for the year ended December 31, 2025, compared to $1.9 billion in 2024. The change of $0.9 billion was primarily attributable to a net decrease in debt repayments of $2.5 billion, a decrease of $290 million of premiums on repayments of debt, partially offset by $1.2 billion in repurchases of common stock and $824 million in dividend payments in 2025 compared to $107 million in 2024.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of December 31, 2025, we have three Icon-class ships and one Oasis-class ship on order for our Royal Caribbean brand with an aggregate capacity of approximately 22,500 berths. In addition, as of December 31, 2025, we have one Edge-class ship and four river cruise ships on order for our Celebrity Cruises brand, with a capacity of approximately 3,930 berths. Refer to Item 1. Business-Operations for further information on our ships on order. We have committed financing arrangements in place covering approximately 80% of the cost of the ship for the five ships on order for our Global Brands, all of which include sovereign financing guarantees, excluding ships on order for Celebrity River Cruises.
As of December 31, 2025, the aggregate cost of our ships on order, excluding any ships on order by our Partner Brands, was approximately $11.3 billion, of which we had deposited $1.0 billion. Approximately 64.1% of the aggregate cost is exposed to fluctuations in the Euro exchange rate at December 31, 2025. Refer to Note 16. Fair Value Measurements and Derivative Instruments and Note 17. Commitments and Contingencies to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data.
As of December 31, 2025, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $5 billion for 2026. This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of December 31, 2025, our material cash requirements were as follows (in millions):

	Payments due by period
	2026	2027	2028	2029	2030	Thereafter	Total
Operating Activities:
Interest on debt(1)	$994	$871	$698	$604	$562	$1,833	$5,562
Other(2)	416	140	97	86	78	842	1,659
Investing Activities:
Ship purchase obligations(3)	2,427	2,082	4,584	—	—	—	9,093
Total	$3,837	$3,093	$5,379	$690	$640	$2,675	$16,314
_____________________________________________________________________________________________
(1)    Long-term debt obligations mature at various dates through fiscal year 2042 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at December 31, 2025. Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2025.
(2)    Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)     Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $7.8 billion in final contractual installments, which have committed financing covering approximately 80% of the cost of the ships on order for our Global Brands, all of which include sovereign financing guarantees, excluding ships on order for Celebrity River Cruises. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of December 31, 2025, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of December 31, 2025, we had approximately $10.4 billion of committed financing for our ships on order, which excludes ships on order for Celebrity River Cruises. As of December 31, 2025, our obligations due through December 31, 2026 primarily consisted of $3.2 billion related to debt maturities, $1.0 billion related to interest on debt and $2.4 billion related to progress payments on our ship orders, including the final installments payable due upon the delivery of Legend of the Sea given the expected delivery date in 2026. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of December 31, 2025, we had liquidity of $7.2 billion, including cash and cash equivalents of $0.8 billion and $6.4 billion of undrawn revolving credit facility capacity. Refer to Note 8. Debt to our consolidated financial statements under Item 8. Financial Statements and Supplementary Data for further information.
We may be obligated to prepay indebtedness outstanding under our credit facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, if during any 24-month period, a majority of our Board is made up of persons who were not (i) members of the Board on the first day of such period, (ii) nominated by persons who were members of the Board on the first day of such period, or (iii) nominated by directors who themselves were nominated under clauses (i) or (ii) above. If prepayment is triggered, we may be unable to replace our credit facilities on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of December 31, 2025, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board that a dividend is prudent at that time in consideration of the needs of the business.
During the fourth and third quarters of 2025, our Board declared dividends of $1.00 per share, which were paid in January 2026 and October 2025, respectively. During the second and first quarters of 2025 the Board declared dividends of $0.75 per share which were paid in July 2025 and April 2025, respectively.
In February 2026, our Board declared a dividend of $1.50 per share, payable in April 2026.

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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2025 and 2024, approximately 93% and 92%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
The estimated fair value of our fixed-rate debt at December 31, 2025 was $19.9 billion, using quoted market prices, where available, or using the present value of expected future cash flows which incorporates risk profile. A hypothetical one percentage point decrease in interest rates at December 31, 2025 would increase the fair value of our hedged and unhedged fixed-rate debt by approximately $703 million.
Market risk associated with our floating-rate debt is the potential increase in interest expense from an increase in interest rates. We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage this risk. A hypothetical one percentage point increase in interest rates would increase our forecasted 2026 interest expense by approximately $12 million, assuming no change in foreign currency exchange rates.
At December 31, 2025, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2025 (In millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	61	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	91	April 2027	Term SOFR plus	1.30%	3.9%
Ovation of the Seas term loan	173	April 2028	Term SOFR plus	1.00%	3.2%
Harmony of the Seas term loan (1)	170	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	268	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	134	October 2032	Term SOFR plus	0.96%	2.91%

	$897
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2025.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
These interest rate swap agreements are accounted for as cash flow hedges.
The fair value of our floating to fixed interest rate swap agreements was estimated to be an asset of $32 million as of December 31, 2025 based on the present value of expected future cash flows. These interest rate swap agreements are accounted for as cash flow hedges.

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
The estimated fair value, as of December 31, 2025, of our Euro-denominated forward contracts associated with our ship construction contracts was an asset of $114 million, based on the present value of expected future cash flows. As of December 31, 2025, the aggregate cost of our ships on order, not including ships on order by our Partner Brands, was approximately $11.3 billion, of which we had deposited $1.0 billion as of such date. Approximately 64.1% and 43.4% of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate at December 31, 2025 and 2024, respectively. A hypothetical 10% strengthening of the Euro as of December 31, 2025, assuming no changes in comparative interest rates, would result in a $727 million increase in the United States dollar cost of the foreign currency denominated ship construction contracts exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
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
We consider our investments in our foreign operations to be denominated in relatively stable currencies and of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €631 million, or approximately $740 million, through December 31, 2025. As of December 31, 2024, we had designated debt as a hedge of our net investments primarily in TUI Cruises of approximately €889 million, or approximately $921 million.
We have included net gains of approximately $24 million and $96 million of foreign-currency transaction remeasurement and changes in the fair value of derivatives in the foreign currency translation adjustment component of Accumulated other comprehensive loss at December 31, 2025 and 2024, respectively.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During 2025, we maintained an average of approximately $1.2 billion of these foreign currency forward contracts. These instruments are not designated as hedging instruments. For the years ended December 31, 2025, 2024 and 2023 changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of approximately $49 million, (77) million, and $19 million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(63) million, $65 million and $(43) million, respectively. These changes were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
Fuel Price Risk
Our exposure to market risk for changes in fuel prices relates primarily to the consumption of fuel on our ships. Fuel cost, net of the financial impact of fuel swap agreements, as a percentage of our total revenues, was approximately 6.4% in 2025, 7.0% in 2024 and 8.3% in 2023. We use fuel swap agreements to mitigate the financial impact of fluctuations in fuel prices.
As of December 31, 2025, we had fuel swap agreements to pay fixed prices for fuel with an aggregate notional amount of approximately $1.0 billion, maturing through 2028. These fuel swap agreements are generally accounted for as cash flow hedges. The fuel swap agreements designated as hedges of projected fuel purchases represented 60% of our projected 2026 fuel requirements. The estimated fair value of our fuel swap agreements at December 31, 2025 was estimated to be a liability of $123 million. We estimate that a hypothetical 10% increase in our weighted-average fuel price from that experienced during the year ended December 31, 2025 would increase our forecasted 2026 fuel cost by approximately $55 million, net of the impact of fuel swap agreements.

Item 8. Financial Statements and Supplementary Data
Our Consolidated Financial Statements are included beginning on page F-1 of this report.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chairman of the Board and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in its report, which is included herein on page F-2.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).
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
Except for information concerning executive officers (called for by Item 401(b) of Regulation S-K), which is included in Part I of this Annual Report on Form 10-K, the information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference to certain sections of the Royal Caribbean Cruises Ltd. Definitive Proxy Statement relating to our 2026 Annual Meeting of Shareholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than 120 days after the close of the fiscal year. Please refer to the following sections in the Proxy Statement for more information: "Corporate Governance"; "Proposal 1—Election of Directors"; "Certain Relationships and Related Person Transactions"; "Delinquent Section 16(a) Reports"; "Executive Compensation"; "Security Ownership of Certain Beneficial Owners and Management"; and "Proposal 3—Ratification of Principal Independent Registered Public Accounting Firm." Copies of the Proxy Statement will become available when filed through our Investor Relations website at www.rclcorporate.com (please see "Financial Reports" under "Financial Information"); by contacting our Investor Relations department at 1050 Caribbean Way, Miami, Florida 33132—telephone (305) 982-2625; or by visiting the SEC's website at www.sec.gov.
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
(1)Financial Statement Schedules
None.
(1)Exhibits

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
3.1	Restated Articles of Incorporation of the Company, as amended (composite)	S-3	3.1	3/23/2009
3.2	Amended and Restated By-Laws of the Company, as amended	8-K	3.1	2/11/2022
4.1	Agreement of Royal Caribbean Cruises Ltd. to furnish certain debt instruments to the Securities and Exchange Commission*
4.2	Description of the Company's Securities	10-K	4.2	12/31/2023
10.1	Amended and Restated Registration Rights Agreement dated as of July 30, 1997, by and among the Company, A. Wilhelmsen AS., Cruise Associates, Monument Capital Corporation, Archinav Holdings, Ltd. and Overseas Cruiseship, Inc.	20-F	2.20	12/31/1997
10.2	Novation Agreement, dated as of July 24, 2017, between Hoediscus Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.2	7/28/2017
10.3	Novation Agreement, dated as of July 24, 2017, between Houatorris Finance Ltd., Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC France, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch and the banks and financial institutions as lender parties thereto	8-K	10.3	7/28/2017
10.4	Novation Agreement, dated as of December 13, 2019, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe Plc, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch HSBC France, Banco Santander S.A., Banco Bilbao Vizcaya Argentaria S.A., Paris Branch, BNP Paribas SA, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch, Société Générale, Unicredit Bank AG and the banks and financial institutions as lender parties thereto	8-K	10.1	12/18/2019
10.5	First Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique (previously known as STX France S.A.), dated as of March 12, 2020, by and among Hibisyeu Finance Limited as borrower, Chantiers de L’Atlantique as seller, the Company as buyer, Citibank Europe PLC, UK Branch as facility agent, Citicorp Trustee Company Limited as security trustee, Citibank N.A., London branch as global coordinator, HSBC France as French coordinating bank, Sumitomo Mitsui Banking Corporation Europe Limited, Paris Branch as ECA agent and the banks and financial institutions listed thereto	10-Q	10.6	5/21/2020

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.6	Amendment No. 5 (Amended and Restated) in connection with the Credit Agreement in respect of “ODYSSEY OF THE SEAS” – Hull S-713, dated as of February 18, 2021, between Royal Caribbean Cruises Ltd., KfW IPEX-GmbH as administrative agent and Hermes agent and the banks and financial institutions party thereto as lenders	8-K	10.5	2/23/2021
10.7	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of “SYMPHONY OF THE SEAS” (ex. Hull B34), dated as of February 17, 2021 between Royal Caribbean Cruises Ltd., Citibank N.A., London Branch as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch, as facility agent, the banks and financial institutions listed therein as the mandated lead arrangers and the banks and financial institutions listed as lenders party thereto	8-K	10.15	2/23/2021
10.8	Amendment No. 6 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of March 10, 2021, between the Company, Kfw IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions party thereto as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	8-K	10.1	3/16/2021
10.9	Third Supplemental Agreement relating to a secured credit facility agreement for Hull No. A35 at Chantiers l’Atlantique S.A., dated July 6, 2021, between Palmeraie Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto.	10-Q	10.1	9/30/2021
10.10	Fourth Supplemental Agreement (Amended and Restated) relating to a secured credit facility agreement for Hull No. L34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Hoediscus Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.2	9/30/2021
10.11	Fourth Supplemental Agreement relating to a secured credit facility for Hull No. M34 at Chantiers l’Atlantique S.A., dated July 12, 2021, between Houatorris Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.3	9/30/2021
10.12	Fourth Supplemental Agreement relating to Hull No. C34 at Chantiers de l’Atlantique, dated July 12, 2021, between Hibisyeu Finance Limited, Royal Caribbean Cruises Ltd., Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, SMBC Bank International PLC, the mandated lead arrangers and the banks and financial institutions party thereto	10-Q	10.4	9/30/2021
10.13	Amendment No. 7 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.1	12/28/2021
10.14	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers	8-K	10.17	12/28/2021

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.15	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto	8-K	10.20	12/28/2021
10.16	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hibisyeu Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.21	12/28/2021
10.17	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34 at Chantiers de L’Atlantique S.A., dated as of December 22, 2021, between Royal Caribbean Cruises Ltd., Hoediscus Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein	8-K	10.22	12/28/2021
10.18	Hull C34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., Sumitomo Mitsui Banking Corporation Limited, Citibank Europe plc (UK Branch), and the banks and financial institutions as lender parties thereto	10-K	10.142	12/31/2021
10.19	Hull L34 Credit Agreement, dated as of July 24, 2017, as novated, amended and restated on the Actual Delivery Date pursuant to a Novation Agreement, dated as of July 24, 2017, by and between Royal Caribbean Cruises Ltd., Citibank N.A., SMBC Bank International plc, Citibank Europe plc, and the banks and financial institutions as lender parties thereto	10-Q	10.1	3/31/2022
10.20	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.10	6/30/2022
10.21	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of Hull M34 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Houatorris Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.11	6/30/2022
10.22	Amendment Agreement in connection with the Credit Agreement in respect of Symphony of the Seas - Hull B34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank N.A. London Branch, Citibank Europe PLC, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.15	6/30/2022
10.23	Amendment Agreement in connection with the Credit Agreement in respect of Hull C34, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, Citibank Europe PLC UK Branch, Citibank N.A. London Branch, SMBC Bank International PLC, and the other banks and financial institutions listed therein.	10-Q	10.16	6/30/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.24	Amendment Agreement in connection with the Credit Agreement in respect of Hull A35 at Chantiers de L’Atlantique S.A., dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., Palmeraie Finance Limited, the lenders party thereto, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, and the mandated lead arrangers party thereto.	10-Q	10.17	6/30/2022
10.25	Amendment No. 8 in connection with the Credit Agreement in respect of Odyssey of the Seas – Hull S-713, dated as of July 21, 2022, between Royal Caribbean Cruises Ltd., the lenders party thereto, KfW IPEX-Bank GmbH, and the banks and financial institutions listed therein as mandated lead arrangers.	10-Q	10.21	6/30/2022
10.26	Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of June 30, 2023, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.2	6/30/2023
10.27	Amendment No. 9 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of June 30, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.4	6/30/2023
10.28	Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.6	6/30/2023
10.29	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of June 30, 2023, between the Company, Palmeraie Finance Limited, Citibank Europe PLC UK Branch, Citicorp Trustee Company Limited, Citibank N.A. London Branch, HSBC Continental Europe, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.7	6/30/2023
10.30	Amendment Agreement (Amended and Restated) in connection with the Credit Agreement in respect of Hull No. M34, dated as of June 30, 2023, between the Company, Citibank N.A., London Bank, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent and the banks and financial institutions listed therein as lenders.	10-Q	10.8	6/30/2023
10.31	Amendment No. 7 (Amended and Restated) in connection with the Credit Agreement in respect of “ICON 1” – Hull 1400, dated as of September 5, 2023, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.2	9/30/2023
10.32	Royal Caribbean Cruises Ltd. 2008 Equity Incentive Plan (as amended) †	10-K	10.17	12/31/2016
10.33	Amended and Restated 2008 Equity Incentive Plan †	8-K	10.1	6/3/2022

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.34	Form of Performance Shares Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-K	10.41	12/31/2024
10.35	Form of Performance Shares Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-K	10.42	12/31/2024
10.36	Form of Restricted Stock Unit Agreement for Non-Employee Directors pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-K	10.43	12/31/2024
10.37	Form of Restricted Stock Unit Agreement pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-K	10.44	12/31/2024
10.38	Form of Restricted Stock Unit Agreement (Vesting into Retirement) pursuant to the 2008 Equity Incentive Plan, as amended and restated †	10-K	10.45	12/31/2024
10.39	Notice of Award Agreement Amendment †	10-K	10.46	12/31/2024
10.40	Employment Agreement, dated as of May 20, 2013, by and between the Company and Jason T. Liberty †	10-Q	10.2	6/30/2013
10.41	Employment Agreement, dated as of July 16, 2015, by and between the Company and Michael W. Bayley †	10-Q	10.3	6/30/2015
10.42	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and Mr. Liberty) †	10-K	10.33	12/31/2014
10.43	Employment Agreement, dated as of December 31, 2012, by and between the Company and Harri U. Kulovaara †	10-K	10.26	2/25/2013
10.44	Form of First Amendment to Employment Agreement, dated as of February 6, 2015 (entered into between the Company and each of Messrs. Kulovaara and Liberty) †	10-K	10.33	12/31/2014
10.45	Royal Caribbean Cruises Ltd. Executive Short-Term Bonus Plan †	10-Q	10.4	6/30/2015
10.46	Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	8-K	10.3	12/8/2005
10.47	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2006
10.48	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.31	12/31/2007
10.49	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-Q	10.1	9/30/2008
10.50	Amendment to Royal Caribbean Cruises Ltd. Supplemental Executive Retirement Plan †	10-K	10.38	12/31/2008
10.51	Employment Agreement, dated May 1, 2023, between Celebrity Cruises Inc. and Laura Hodges Bethge †	10-Q	10.1	3/31/2024
10.52	Employment Agreement, dated as of December 31, 2025, by and between the Company and Naftali Holtz *†
10.53	Amendment Agreement in connection with the Credit Agreement in respect of “Symphony of the Seas” (ex Hull B34), dated as of May 31, 2024, between the Company, Citibank N.A. London Branch as ECA agent, Citibank Europe plc UK Branch as facility agent, and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.1	6/30/2024
10.54	Amendment Agreement in connection with the Credit Agreement in respect of “Wonder of the Seas” (ex Hull C34), dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent, Citibank Europe plc, UK Branch as facility agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.2	6/30/2024

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.55	Amendment No. 9 in connection with the Credit Agreement in respect of “Spectrum of the Seas” – Hull S-700, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent and the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.3	6/30/2024
10.56	Amendment No. 10 in connection with the Credit Agreement in respect of “Odyssey of the Seas” – Hull S-713, dated as of May 31, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, the banks and financial institutions listed therein as mandated lead arrangers and the banks and financial institutions listed therein as lenders.	10-Q	10.4	6/30/2024
10.57	Amendment Agreement in connection with the Credit Agreement in respect of Hull L34, dated as of May 31, 2024, between the Company, Citibank Europe PLC, UK Branch as facility agent, Citibank N.A., London Branch, as global coordinator, and SMBC Bank International PLC as ECA agent.	10-Q	10.5	6/30/2024
10.58	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. M34, dated as of May 31, 2024, between the Company, Citibank N.A., London Branch, as global coordinator, SMBC Bank International plc as ECA agent and mandated lead arrangers, Citibank Europe plc, UK Branch as facility agent.	10-Q	10.6	6/30/2024
10.59	Amendment No. 8 in connection with the Credit Agreement in respect of “Icon 1” – Hull 1400, dated as of June 11, 2024, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.8	6/30/2024
10.60	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, and HSBC Continental Europe.	10-Q	10.11	6/30/2024
10.61	Amendment Agreement in connection with the Credit Agreement in respect of Hull No. A35 dated as of May 31, 2024, between the Company, Palmeraie Finance Limited, Citibank Europe PLC, UK Branch, Citicorp Trustee Company Limited, Citibank N.A., London Branch, HSBC Continental Europe, and the banks and financial institutions listed therein as upsize lenders.	10-Q	10.12	6/30/2024
10.62	Form of Exchange Agreement	8-K	10.1	8/6/2024
10.63	Form of Exchange Agreement	8-K	10.1	3/13/2025
10.64	Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. B35, dated March 28, 2025, by and among the Company and the banks and financial institutions listed therein.	8-K	10.1	4/1/2025
10.65	Amended and Restated Credit Agreement, dated May 14, 2025, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties.	8-K	10.1	5/15/2025
10.66	Amended and Restated Credit Agreement, dated May 14, 2025, by and among the Company, the various financial institutions as are or shall be parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lender parties.	8-K	10.2	5/15/2025
10.67	Novation Agreement relating to a Secured Credit Facility Agreement for Hull No. V35, dated June 25, 2025, by and among the Company and the banks and financial institutions listed therein.	8-K	10.1	6/27/2025

		Incorporated By Reference
Exhibit Number		Form	Exhibit	Filing Date/ Period End Date
10.68	Amendment No. 9 (Amended and Restated) in connection with the Credit Agreement in respect of “Icon 2” - Hull 1401, dated as of May 7, 2025, between the Company, KfW IPEX-Bank GmbH as facility agent and Hermes agent, BNP Paribas Fortis SA/NV as Finnvera agent, and the banks and financial institutions listed therein as mandated lead arrangers and lenders.	10-Q	10.1	7/29/2025
10.69	Amendment No. 7 (Amended and Restated) in connection with the Credit Agreement in respect of “Icon 3” – Hull 1402, dated as of May 8, 2025, between the Company, KfW IPEX-Bank GmbH as facility agent and mandated lead arranger, and the banks and financial institutions listed therein as lenders.	10-Q	10.2	7/29/2025
19	Royal Caribbean Cruises Ltd. Securities Trading Policy	10-K	19	12/31/2024
21.1	List of Subsidiaries*
23.1	Consent of PricewaterhouseCoopers LLP, an independent registered public accounting firm*
23.2	Opinion and Consent of Faegre Drinker Biddle & Reath LLP*
24.1	Power of Attorney*
31.1	Certification of Jason T. Liberty required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Naftali Holtz required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Jason T. Liberty and Naftali Holtz pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code**
97.1	Royal Caribbean Cruises Ltd. Clawback Policy †	10-K	97.1	12/31/2023
*    Filed herewith
**    Furnished herewith
† Management contract or compensatory plan or arrangement.
Interactive Data File

101
The following financial statements from Royal Caribbean Cruises Ltd.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) are as follows:

	(i)	the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023;
	(ii)	the Consolidated Balance Sheets at December 31, 2025, and 2024;
	(iii)	the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023;
	(iv)	the Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, 2024 and 2023; and
	(v)	the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104		Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD. (Registrant)
By:	/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

February 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 11, 2026.

/s/ JASON T. LIBERTY
Jason T. Liberty Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ NAFTALI HOLTZ
Naftali Holtz Chief Financial Officer (Principal Financial Officer)

/s/ HENRY L. PUJOL
Henry L. Pujol Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

*
Richard D. Fain Director

*
John F. Brock Director

*
Stephen R. Howe Jr. Director

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

ROYAL CARIBBEAN CRUISES LTD.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Royal Caribbean Cruises Ltd.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Royal Caribbean Cruises Ltd. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments – Silversea Reporting Unit Goodwill and Trade Name

As described in Notes 2, 4 and 5 to the consolidated financial statements, as of December 31, 2025 the Company’s consolidated goodwill balance was $808 million and the goodwill associated with the Silversea reporting unit was $509 million. The Company’s consolidated indefinite-life intangible assets balance was $321 million, of which $319 million relates to the Silversea trade name. Management reviews goodwill and indefinite-life intangible assets for impairment annually or, when events or circumstances dictate, more frequently. The quantitative impairment assessment consists of a comparison of the fair value of the reporting unit or asset with it’s carrying value. Fair value is estimated by management using a probability weighted discounted cash flow model in combination with market-based valuation approaches for reporting units and a relief-from-royalty method for trade name. Management’s principal assumptions for the impairment assessments consisted of forecasted revenues per available passenger cruise day, occupancy rates from existing vessels, vessel operating expenses, terminal growth rate, royalty rate, and weighted average cost of capital (i.e., discount rate).

The principal considerations for our determination that performing procedures relating to the impairment assessments of the Silversea reporting unit goodwill and trade name is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Silversea reporting unit and trade name; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to forecasted revenues per available passenger cruise day and occupancy rates from existing vessels; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill and indefinite -life intangible asset impairment assessments, including controls over the valuation of the Silversea reporting unit and trade name. These procedures also included, among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the probability weighted discounted cash flow model and relief-from-royalty methods used by management; (iii) testing the completeness and accuracy of underlying data used in the probability weighted discounted cash flow model and relief-from-royalty methods; and (iv) evaluating the reasonableness of the significant assumptions used by management related to forecasted revenues per available passenger cruise day and occupancy rates from existing vessels. Evaluating management’s assumptions related to forecasted revenues per available passenger cruise day and occupancy rates from existing vessels involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit and the Silversea brand; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the probability weighted discounted cash flow model and the relief-from-royalty methods.

/s/ PricewaterhouseCoopers LLP

Miami, Florida
February 11, 2026

We have served as the Company’s auditor since at least 1989, which includes periods before the Company became subject to SEC reporting requirements. We have not been able to determine the specific year we began serving as auditor of the Company.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Passenger ticket revenues	$12,515	$11,499	$9,568
Onboard and other revenues	5,419	4,986	4,332
Total revenues	17,935	16,484	13,900
Cruise operating expenses:
Commissions, transportation and other	2,369	2,250	2,001
Onboard and other	981	909	809
Payroll and related	1,366	1,301	1,197
Food	1,019	934	819
Fuel	1,146	1,160	1,150
Other operating	2,202	2,098	1,799
Total cruise operating expenses	9,083	8,652	7,775
Marketing, selling and administrative expenses	2,223	2,125	1,792
Depreciation and amortization expenses	1,718	1,600	1,455
Operating Income	4,910	4,106	2,878
Other income (expense):
Interest income	24	16	36
Interest expense, net of interest capitalized	(992)	(1,590)	(1,402)
Equity investment income	414	260	200
Other income (expense)	17	149	(2)
Income before income taxes	4,373	2,941	1,711
Provision for income taxes	(82)	(46)	(6)
Net Income	4,291	2,896	1,704
Less: Net Income attributable to noncontrolling interest	23	18	7
Net Income attributable to Royal Caribbean Cruises Ltd.	$4,268	$2,877	$1,697
Earnings per Share:
Basic	$15.75	$11.00	$6.63
Diluted	$15.61	$10.94	$6.31
Comprehensive Income (Loss)
Net Income	$4,291	$2,896	$1,704
Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	17	(9)
Change in defined benefit plans	(4)	12	6
Gain (loss) on cash flow derivative hedges	228	(157)	(27)
Total other comprehensive income (loss)	198	(128)	(30)
Comprehensive Income	4,489	2,768	1,674
Less: Comprehensive Income attributable to noncontrolling interest	23	18	7
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$4,466	$2,750	$1,667
____________________________________________________________
Certain amounts may not add or calculate due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

	As of December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$825	$388
Trade and other receivables, net	317	371
Inventories	264	265
Prepaid expenses and other assets	690	670
Derivative financial instruments	115	11
Total current assets	2,211	1,705
Property and equipment, net	35,696	31,831
Operating lease right-of-use assets	620	677
Goodwill	808	808
Other assets	2,284	2,049
Total assets	$41,619	$37,070
Liabilities and shareholders' equity
Current liabilities
Current portion of long-term debt	$3,180	$1,603
Current portion of operating lease liabilities	90	74
Accounts payable	953	919
Accrued expenses and other liabilities	2,026	1,635
Derivative financial instruments	67	90
Customer deposits	5,739	5,496
Total current liabilities	12,055	9,817
Long-term debt	18,165	18,473
Long-term operating lease liabilities	600	670
Other long-term liabilities	554	375
Total liabilities	31,374	29,335
Commitments and Contingencies (Note 17)
Shareholders' equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 303,054,848 and 297,368,235 shares issued, December 31, 2025 and December 31, 2024, respectively)	3	3
Paid-in capital	7,964	7,831
Retained earnings	5,925	2,612
Accumulated other comprehensive loss	(604)	(802)
Treasury stock (32,631,826 and 28,468,430 common shares at cost, December 31, 2025 and December 31, 2024, respectively)	(3,251)	(2,081)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	10,037	7,563
Noncontrolling Interest	208	172
Total shareholders' equity	10,245	7,735
Total liabilities and shareholders’ equity	$41,619	$37,070

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Operating Activities
Net Income	$4,291	$2,896	$1,704
Adjustments:
Depreciation and amortization	1,718	1,600	1,455
Net deferred income tax expense (benefit)	18	—	(8)
(Gain) loss on derivative instruments not designated as hedges	(49)	77	(19)
Share-based compensation expense	175	267	126
Equity investment income	(414)	(260)	(200)
Amortization of debt issuance costs, discounts and premiums	97	98	109
Loss on extinguishment of debt and inducement expense	16	463	121
Changes in operating assets and liabilities:
(Increase) decrease in trade and other receivables	(3)	52	99
Increase in inventories, net	—	(17)	(24)
Increase in prepaid expenses and other assets	(100)	(137)	(184)
Increase in accounts payable	27	120	124
Increase in accrued expenses and other liabilities	216	—	13
Increase in customer deposits	243	186	1,143
Dividends received from unconsolidated affiliates	264	29	11
Other, net	(34)	(109)	7
Net cash provided by operating activities	6,465	5,265	4,477
Investing Activities
Purchases of property and equipment	(5,229)	(3,268)	(3,897)
Cash received on settlement of derivative financial instruments	200	14	35
Cash paid on settlement of derivative financial instruments	(24)	(130)	(86)
Investments in and loans to unconsolidated affiliates	(106)	(67)	(31)
Cash received on loans to unconsolidated affiliates	126	18	40
Other, net	21	(13)	16
Net cash used in investing activities	(5,012)	(3,446)	(3,923)
Financing Activities
Debt proceeds	4,671	10,318	7,641
Debt issuance costs	(118)	(133)	(194)
Repayments of debt	(3,534)	(11,651)	(9,566)
Premium on repayment of debt	(2)	(292)	(80)
Repurchase of common stock	(1,159)	—	—
Dividends paid	(824)	(107)	—
Proceeds from sale of noncontrolling interest	—	—	209
Other, net	(52)	(57)	(3)
Net cash used in financing activities	(1,018)	(1,922)	(1,993)
Effect of exchange rate changes on cash and cash equivalents	2	(6)	1
Net increase (decrease) in cash and cash equivalents	437	(109)	(1,438)
Cash and cash equivalents at beginning of year	388	497	1,935
Cash and cash equivalents at end of year	$825	$388	$497
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Supplemental Disclosures
Cash paid during the year for:
Interest, net of amount capitalized	$864	$1,210	$1,442
Non-Cash Investing Activities
Purchases of property and equipment included in accounts payable and accrued expenses and other liabilities	$72	$47	$50
Non-Cash Financing Activities
Non-cash inducement on convertible notes exchange	$7	$104	$—

The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock	Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
	(in millions, except share data)
Balances at January 1, 2023	$3	$7,285	$(1,707)	$(644)	$(2,068)	$—	$2,869
Activity related to employee stock plans	—	130	—	—	—	—	130
Convertible notes settlements	—	13	—	—	—	—	13
Changes related to cash flow derivative hedges	—	—	—	(27)	—	—	(27)
Change in defined benefit plans	—	—	—	6	—	—	6
Foreign currency translation adjustments	—	—	—	(9)	—	—	(9)
Repurchase of common stock	—	—	—	—	(1)	—	(1)
Sale of noncontrolling interests	—	46	—	—	—	174	220
Net Income attributable to Noncontrolling interests	—	—	—	—	—	7	7
Dividends from noncontrolling interests	—	—	—	—	—	(6)	(6)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,697	—	—	—	1,697
Balances at December 31, 2023	$3	$7,474	$(10)	$(674)	$(2,069)	$175	$4,899
Activity related to employee stock plans	—	253	—	—	—	—	253
Common stock dividends, $0.95 per share	—	—	(255)	—	—	—	(255)
Convertible notes settlements	—	104	—	—	—	—	104
Changes related to cash flow derivative hedges	—	—	—	(157)	—	—	(157)
Change in defined benefit plans	—	—	—	12	—	—	12
Foreign currency translation adjustments	—	—	—	17	—	—	17
Repurchase of common stock	—	—	—	—	(12)	—	(12)
Net Income attributable to Noncontrolling interests	—	—	—	—	—	18	18
Other activity attributable to noncontrolling interest	—	—	—	—	—	(21)	(21)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	2,877	—	—	—	2,877
Balances at December 31, 2024	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
Activity related to employee stock plans	—	139	—	—	—	—	139
Common stock dividends, $3.50 per share	—	—	(955)	—	—	—	(955)
Convertible notes settlements	—	(6)	—	—	—	—	(6)
Changes related to cash flow derivative hedges	—	—	—	228	—	—	228
Change in defined benefit plans	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	—	—	—	(1,170)	—	(1,170)
Net Income attributable to Noncontrolling interests	—	—	—	—	—	23	23
Other activity attributable to noncontrolling interest	—	—	—	—	—	13	13
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	4,268	—	—	—	4,268
Balances at December 31, 2025	$3	$7,964	$5,925	$(604)	$(3,251)	$208	$10,245
The accompanying notes are an integral part of these consolidated financial statements.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC"), which operates the German brands TUI Cruises and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 69 ships as of December 31, 2025. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We use the deferral method to account for drydocking costs. Under the deferral method, drydocking costs incurred are deferred and charged to expense on a straight-line basis over the period to the next scheduled drydock, which we estimate to be a period of thirty to sixty months based on the vessel's age as required by Class. Deferred drydock costs consist of the costs to drydock the vessel and other costs incurred which are necessary to maintain the vessel's Class certification. Class certification is necessary in order for our cruise ships to be flagged in a specific country, obtain liability insurance and legally operate as passenger cruise ships. The activities associated with those drydocking costs cannot be performed while the vessel is in service and, as such, are done during a drydock as a planned major maintenance activity. The significant deferred drydock costs consist of hauling and wharfage services provided by the drydock facility, hull inspection and related activities (e.g., scraping, pressure cleaning, bottom painting), maintenance to steering propulsion, thruster equipment and ballast tanks, port services such as tugs, pilotage and line handling, and freight associated with these items. We perform a detailed analysis of the various activities performed for each drydock and only defer those costs that are directly related to planned major maintenance activities necessary to maintain Class. The costs deferred are related to activities not otherwise routinely and periodically performed to maintain a vessel's designed and intended operating capability. Repairs and maintenance activities are charged to expense as incurred.
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
If we do not perform a qualitative assessment, or if we determine that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, we calculate the estimated fair value of the reporting unit using an income approach, which may also include a combination of a market-based valuation approaches. The estimation of fair value utilizing a probability weighted discounted cash flow model includes numerous uncertainties which require our significant judgment when making assumptions of expected revenues, operating costs, interest rates, ship additions and retirements as well as regarding the cruise vacation industry's competitive environment and general economic and business conditions. The principal assumptions used in the probability weighted discounted cash flow model for our 2025 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) vessel operating expenses, (iv) terminal growth rate, and (v) weighted average cost of capital (i.e., discount rate). The probability weighted discounted cash flow model uses the most current projected operating results for the upcoming fiscal year as a base. We discount the probability weighted projected cash flows using rates specific to the reporting unit based on its weighted-average cost of capital. If the fair value of the reporting unit exceeds its carrying value, no write-down of goodwill is required. If the fair value of the reporting unit is less than the carrying value of its net assets, an impairment is recognized based on the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to such reporting unit.
Intangible Assets
In connection with our acquisitions, we have acquired certain intangible assets to which value has been assigned based on our estimates. Intangible assets that are deemed to have an indefinite life are not amortized, but are subject to an annual impairment test, or when events or circumstances dictate, more frequently. The impairment review for indefinite-life intangible assets can be performed using a qualitative or quantitative impairment assessment. The quantitative assessment consists of a comparison of the fair value of the asset with its carrying value. We estimate the fair value of these assets using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method for trademarks and trade names. The principal assumptions used in the probability weighted discounted cash flow model for our 2025 impairment assessment consisted of: (i) forecasted revenues per available passenger cruise day, (ii) occupancy rates from existing vessels, (iii) terminal growth rate; (iv) royalty rate; and (v) weighted average cost of capital (i.e., discount rate). If the carrying value exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying value, the indefinite-life intangible asset is not considered impaired.
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
Total advertising costs inclusive of media, online advertising, brochure, production and direct mail costs were $693 million, $612 million, and $506 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock-Based Employee Compensation
We measure and recognize compensation expense at the estimated fair value of employee stock awards on the grant date. Compensation expense for awards and the related tax effects are recognized as they vest. We use the estimated amount of expected forfeitures to calculate compensation costs for all outstanding awards.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. This ASU is effective for annual periods beginning after December 15, 2024 on a prospective basis with the option to apply retrospectively. We adopted the new guidance for the fiscal year beginning January 1, 2025 on a prospective basis. For further information on taxes, refer to Note 14. Income Taxes.
Recent Accounting Pronouncements
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
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. This new guidance is intended to enable entities to achieve and maintain hedge accounting for a broader population of highly effective economic hedges while reducing cost and complexity. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The amendments require adoption on a prospective basis. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Reclassifications
For the year ended December 31, 2025, we separately presented Provision for income taxes in our consolidated statements of comprehensive income (loss). As a result, prior year amounts were reclassified from Other income (expense) to conform to the current year presentation.
For the year ended December 31, 2025, we separately presented Dividends received from unconsolidated affiliates in our consolidated statements of cash flows. As a result, prior year amounts were reclassified from Other, net within Operating Activities to conform to the current year presentation.

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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $1.3 billion, $1.1 billion and $896 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenues by itinerary
North America (1)	$11,542	$10,594	$8,707
Asia/Pacific	1,716	1,380	993
Europe	2,951	2,697	2,685
Other Regions (2)	862	1,025	847
Total revenues by itinerary	17,071	15,696	13,232
Other revenues (3)	864	788	668
Total revenues	$17,935	$16,484	$13,900
(1) Includes the United States, Canada, Mexico, and the Caribbean.
(2) Includes seasonality impacted itineraries primarily in South American countries, and Antarctica.
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the years ended December 31, 2025, 2024 and 2023, our guests were sourced from the following areas:

	Year Ended December 31,
	2025	2024	2023
Passenger ticket revenues:
United States	74%	75%	74%
All other countries (1)	26%	25%	26%
(1) No other individual country's revenue exceeded 10% for the years ended December 31, 2025, 2024 and 2023.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.1 billion and $2.8 billion as of December 31, 2025 and December 31, 2024, respectively.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of December 31, 2025, none of our credit card processors required us to maintain a reserve.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under a service concession arrangement. As of December 31, 2025 and 2024, our contract assets were $187 million and $161 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $245 million and $252 million as of December 31, 2025 and 2024, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Goodwill
As of November 30, 2025, we performed our annual goodwill impairment review and determined there was no impairment of goodwill for the Silversea and Royal Caribbean reporting units.
In respect to the Silversea reporting unit, we determined the fair value of the Silversea reporting unit exceeded its carrying value by approximately 98%, as of November 30, 2025. We used a probability weighted discounted cash flow model in combination with a market-based valuation approach for the Silversea reporting unit. This requires the use of assumptions that are subject to risk and uncertainties. Refer to Note 2. Summary of Significant Accounting Policies for more information on related authoritative guidance on the valuation approach and assumptions used.
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
The carrying value of goodwill attributable to our Royal Caribbean, Celebrity Cruises, and Silversea reporting units during the years ended December 31, 2025 and 2024 were as follows (in millions):

	Royal Caribbean	Celebrity Cruises	Silversea	Total
Balance at December 31, 2024	$296	$3	$509	$808
Balance at December 31, 2025	$296	$3	$509	$808
Accumulated impairment losses to the carrying value of goodwill attributable to our Silversea reporting unit was $576 million as of December 31, 2025 and December 31, 2024.
Note 5. Intangible Assets
Intangible assets consist of finite and indefinite-life assets and are reported within Other assets in our consolidated balance sheets.
As of November 30, 2025, we performed our annual trade name impairment review and determined no impairment losses existed at the date of this annual assessment for this indefinite-life intangible asset. We determined the fair value of the Silversea trade name exceeded its carrying value by approximately 90% at the date of this annual assessment.
The determination of our trade name fair values using a probability weighted discounted cash flow model and various valuation methods depending on the nature of the intangible asset, such as the relief-from-royalty method, requires the use of assumptions that are subject to risk and uncertainties. Refer to Note 2. Summary of Significant Accounting Policies for more information on related authoritative guidance on the valuation approach and assumptions used.
The following is a summary of our intangible assets as of December 31, 2025 (in millions, except weighted average amortization period):

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31, 2025
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	7.6	$97	$48	$—	$49
Galapagos operating license	18.6	34	14	—	20
Total finite-life intangible assets		131	62	—	69
Indefinite-life intangible assets (1)		352	—	31	321
Total intangible assets, net		$483	$62	$31	$390
(1) Majority relates to the Silversea trade name representing approximately $319 million.
The following is a summary of our intangible assets as of December 31, 2024 (in millions, except weighted average amortization period):

	As of December 31, 2024
	Remaining Weighted Average Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Finite-life intangible assets:
Customer relationships	8.6	$97	$42	$—	$55
Galapagos operating license	19.6	41	13	—	28
Total finite-life intangible assets		138	55	—	83
Indefinite-life intangible assets (1)		352	—	31	321
Total intangible assets, net		$490	$55	$31	$404
(1) Majority relates to the Silversea trade name representing approximately $319 million.
The estimated future amortization for finite-life intangible assets for each of the next five years is $7.6 million.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2025	2024
Ships	$45,108	$41,046
Ship improvements	2,663	2,491
Ships under construction	1,312	1,048
Land, buildings and improvements, including leasehold improvements and port facilities	1,519	887
Computer hardware and software, transportation equipment and other	2,070	1,668
Total property and equipment	52,672	47,140
Less—accumulated depreciation and amortization	(16,976)	(15,309)
	$35,696	$31,831
Ships under construction include progress payments for the construction of new ships as well as planning, design, capitalized interest and other associated costs. We capitalized interest costs of $85 million, $63 million, and $99 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In October 2025, we took delivery of Celebrity Xcel. In July 2025, we took delivery of Star of the Seas. In June 2024, we took delivery of Utopia of the Seas. In May 2024, we took delivery of Silver Ray. Refer to Note 8. Debt for further information.
In July 2025, we closed on our acquisition of the Port of Costa Maya and adjacent land in Mahahual, Mexico. The final purchase price was $294 million. The Company accounted for this acquisition as an asset acquisition, whereby the final purchase price was allocated to the net assets acquired on the basis of their estimated fair values on the acquisition date. The primary asset acquired is land that will be developed into another destination in our Perfect Day Collection, Perfect Day Mexico, which is expected to open in 2027.
In our consolidated statements of cash flows for the years ended December 31, 2025 and 2024, respectively, the acceptance of the ships and satisfaction of our obligations under the shipbuilding contract were classified as outflows and constructive disbursements within Investing Activities while the amounts novated and effectively advanced from our lenders under our previously committed financing arrangements were classified as inflows and constructive receipts within Financing Activities.
Long-lived Assets impairments
During the years ended December 31, 2025, 2024, and 2023, there were no material impairment charges recognized. Any impairment charges recognized on Long-lived Assets used in our operations are generally reported within Other operating in our consolidated statements of comprehensive income (loss).
Note 7. Investments and Other Assets
A Variable Interest Entity ("VIE") is an entity in which the equity investors have not provided enough equity to finance the entity's activities or the equity investors (1) cannot directly or indirectly make decisions about the entity's activities through their voting rights or similar rights; (2) do not have the obligation to absorb the expected losses of the entity; (3) do not have the right to receive the expected residual returns of the entity; or (4) have voting rights that are not proportionate to their economic interests and the entity's activities involve or are conducted on behalf of an investor with a disproportionately small voting interest. We hold equity interests in ventures related to our cruise operations. We account for the majority of these investments as either an equity method investment or a controlled subsidiary. The equity method investments are included within Other assets in our consolidated balance sheets.
Our partnership with iCON Infrastructure Partners VI, L.P. ("iCON"), owns, develops, and manages cruise terminal facilities and infrastructure in key ports of call, initially including several development projects in Italy and Spain. We have a 10% noncontrolling interest in the holding company of the partnership, and the entity is a VIE. The partnership continues to pursue additional port infrastructure developments, including future plans to own, develop, and manage an infrastructure project in the U.S. Virgin Islands. Some of these ports are accounted for as consolidated investments ("controlled subsidiaries") and some are accounted for as equity method investments.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unconsolidated investments ("equity method investments")
We have determined that TUI Cruises GmbH ("TUIC"), our 50%-owned joint venture, which operates the brands Mein Schiff and Hapag-Lloyd Cruises, is a VIE. We have determined that we are not the primary beneficiary of TUIC. We believe that the power to direct the activities that most significantly impact TUIC’s economic performance is shared between ourselves and TUI AG, our joint venture partner. All the significant operating and financial decisions of TUIC require the consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
As of December 31, 2025, the net book value of our investment in TUIC was $990 million, primarily consisting of equity. As of December 31, 2024 , the net book value of our investment in TUIC was $814 million, primarily consisting of $749 million in equity and a loan of €55 million, or approximately $57 million, based on the exchange rate at December 31, 2024. In September 2025, the loan, which was made in connection with the sale of Splendour of the Seas in April 2016, was fully repaid.
TUIC has various ship construction and financing agreements which include certain restrictions on each of our and TUI AG’s ability to reduce our current ownership interest in TUIC below 37.55% through May 2033. Our investment amount is substantially our maximum exposure to loss in connection with our investment in TUIC.
We have determined that Grand Bahama Shipyard Ltd. ("Grand Bahama"), a ship repair and maintenance facility in which we have a 33% noncontrolling interest, is a VIE. This facility serves cruise and cargo ships, oil and gas tankers and offshore units. We utilize this facility, among other ship repair facilities, for our regularly scheduled drydocks and certain emergency repairs as may be required. We have determined that we are not the primary beneficiary of this facility, as we do not have the power to direct the activities that most significantly impact the facility's economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.
Floating Docks S. DE RL. (“Floating Docks”), our approximately 33%-owned joint venture with the other shareholders of Grand Bahama has constructed two floating drydocks, the first was delivered in June 2025 and the second was delivered in February 2026. These floating docks will be novated to Grand Bahama and allow it to service our cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We and our joint venture partners have each guaranteed 33% of certain installment payments payable by Floating Docks under the drydock and related construction contracts, which have been and continue to be contingent on the achievement of the remaining construction milestones. Our remaining payment guarantees are immaterial as of December 31, 2025. Our investment in Floating Docks, including loans, is $128 million as of December 31, 2025.
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
In June 2025, we sold one-third of our ownership interests in both Grand Bahama and Floating Docks to a third party. Our noncontrolling interests in Grand Bahama and Floating Docks were reduced from 49% and 50%, respectively, at March 31, 2025 to approximately 33% of each as of June 30, 2025. The sale did not have a material impact to our consolidated financial statements.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Year ended December 31,
	2025	2024	2023
Share of equity income from investments	$414	$260	$200
Dividends received (1)	$264	$30	$11
(1) During the year ended December 31, 2025, TUI Cruises paid us dividends totaling $258 million, The amounts included in the table above are net of tax withholdings.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of December 31,
	2025	2024
Total notes receivable due from equity investments	$128	$138
Less-current portion (1)	—	17
Long-term portion (2)	$128	$121
___________________________________________________________________
(1)     Included within Trade and other receivables, net in our consolidated balance sheets.
(2)    Included within Other assets in our consolidated balance sheets.
Summarized financial information for our affiliates accounted for under the equity method of accounting was as follows (in millions):

	As of December 31,
	2025	2024
Current assets	$757	$589
Non-current assets	7,950	5,997
Total assets	$8,707	$6,586

Current liabilities	$2,534	$1,470
Non-current liabilities	3,846	3,299
Total liabilities	$6,380	$4,769

	Year ended December 31,
	2025	2024	2023
Total revenues	$3,295	$2,524	$2,328
Total expenses	(2,490)	(1,978)	(1,857)
Net income	$805	$546	$471

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Debt
Debt consists of the following (in millions):

			As of December 31,
	Weighted Average Rate(1)	Maturities Through	2025	2024
Fixed rate debt:
Unsecured senior notes	5.56%	2026 - 2036	$11,197	$9,699
Unsecured term loans	3.32%	2026 - 2037	8,024	7,687
Convertible notes	—%	2025	—	322
Total fixed rate debt			19,221	17,708
Variable rate debt:
Unsecured revolving credit facilities(2)	—%	2028 / 2030	—	340
USD unsecured term loans	5.36%	2026 - 2037	2,328	2,227
Euro unsecured term loans	3.46%	2028 - 2042	194	212
Total variable rate debt			2,522	2,779
Finance lease liabilities			159	117
Total debt (3)			21,902	20,604
Less: unamortized debt issuance costs			(557)	(528)
Total debt, net of unamortized debt issuance costs			21,345	20,076
Less—current portion			(3,180)	(1,603)
Long-term portion			$18,165	$18,473
(1)Weighted average interest rates are based on outstanding loan balance as of December 31, 2025, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2)Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus an interest rate margin of 1.10% as of December 31, 2025. Based on applicable Term SOFR rates, as of December 31, 2025, the interest rate under the unsecured credit facilities was 4.79%. We also pay a facility fee of 0.15% of the total commitments under such facility.
(3)At December 31, 2025 and 2024, the weighted average interest rate for total debt was 4.69% and 4.76%, respectively.
Unsecured Revolving Credit Facilities
During the year ended December 31, 2025, we amended our two revolving credit facilities, bringing our aggregate revolving credit capacity to $6.4 billion, and extended the termination date of one of the revolving credit facilities from October 2026 to October 2030. The commitments are split evenly between the two facilities and are scheduled to mature in October 2028 and October 2030. As of December 31, 2025, our unsecured revolving credit facilities were undrawn.
Convertible Notes due 2025
In March 2025, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes 2025. The holders exchanged approximately $213 million in aggregate principal amount for approximately 3 million shares of common stock and $214 million in cash, including accrued interest. The convertible notes exchange resulted in immaterial induced conversion expense.
In August 2025, the remaining $106 million of our 6.0% Convertible Senior Notes matured. The notes and accrued interest were settled using a combination of $109 million in cash, and the issuance of approximately 1.8 million shares of common stock.
In August 2024, we completed a privately negotiated exchange with a limited number of holders of the 6.00% Convertible Senior Notes due 2025. The holders exchanged approximately $827 million in aggregate principal amount for approximately 11.4 million shares of common stock and $827 million in cash, plus accrued and unpaid interest. The convertible notes

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange resulted in an induced conversion expense of $119 million that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
2025 Debt financing transaction
In October 2025, we issued $1.5 billion of senior unsecured notes due in 2036 for net proceeds of approximately $1.49 billion. Interest accrues on the notes at a fixed rate of 5.375% per annum and is payable semi-annually in arrears. The proceeds from this notes issuance were primarily used to finance the delivery of Celebrity Xcel in lieu of utilizing its existing committed export credit agency facility, with the remaining proceeds used to pay down other debt.
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
2025 Export credit facilities and agency guarantees
In July 2025, we took delivery of the Star of the Seas. To finance the delivery, we used a combination of cash and borrowed a total of $1.6 billion under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Finnvera plc. The unsecured term loan amortizes semi-annually over 12 years. The majority of the loan bears interest at a fixed rate of 3.76% per annum and a portion of the loan bears interest at a floating rate equal to Term SOFR plus a margin of 0.90% - 1.63%. Based on applicable Term SOFR rates, as of December 31, 2025, the unsecured term loan weighted average interest rate was 4.28%.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

resulted in an immaterial loss on extinguishment of debt that was recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the year ended December 31, 2024.
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of December 31, 2025, we pay to the applicable export credit agency, depending on the financing agreement, an upfront fee of 2.35% to 5.48% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan through Interest expense, net of interest capitalized. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. In July 2024, we amended all of our export credit facilities to eliminate the contractual requirement for us to maintain a minimum level of stockholders' equity. As of December 31, 2025, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt including finance leases, as of December 31, 2025 for each of the next five years (in millions):

Year	As of December 31, 2025 (1)
2026	$3,187
2027	2,627
2028	3,218
2029	1,139
2030	1,089
Thereafter	10,642
$21,902
(1)    Debt denominated in other currencies is calculated based on the applicable exchange rate at December 31, 2025.

Note 9. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of December 31, 2025 and 2024. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $168 million as of December 31, 2025 and December 31, 2024, respectively. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property, and Equipment, net, and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of December 31, 2025 and 2024.
The Company's master lease agreement (“Master Lease”) with the County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease, including two five-year options to extend, which we are reasonably certain to exercise, expires in 2077. The agreement with the County includes financing plans to finalize the development of the buildings and land. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $108 million and $106 million as of December 31, 2025 and December 31, 2024, respectively. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
In 2024, we executed the bargain purchase option and paid in full all of the outstanding aggregate principal amount of the Silver Dawn finance lease for approximately $227 million, which resulted in an immaterial loss on extinguishment of debt.

Supplemental balance sheet information for leases was as follows (in millions):

	As of December 31, 2025	As of December 31, 2024
Lease assets:
Finance lease right-of-use assets, net:
Property and equipment, gross	$195	$146
Accumulated depreciation	(54)	(50)
Property and equipment, net	141	96
Operating lease right-of-use assets	620	677
Total lease assets	$761	$773
Lease liabilities:
Finance lease liabilities:
Current portion of debt	$4	$7
Long-term debt	155	110
Total finance lease liabilities	159	117
Operating lease liabilities:
Current portion of operating lease liabilities	90	74
Long-term operating lease liabilities	600	670
Total operating lease liabilities	690	744
Total lease liabilities	$849	$861

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense were as follows (in millions):

	Consolidated Statement of Comprehensive Income (Loss) Classification	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease costs:
Operating lease costs	Commission, transportation and other	$212	$208	$183
Operating lease costs	Other operating expenses	14	14	22
Operating lease costs	Marketing, selling and administrative expenses	20	19	21
Finance lease costs:
Amortization of right-of-use-assets	Depreciation and amortization expenses	3	13	22
Interest on lease liabilities	Interest expense, net of interest capitalized	8	30	30
Total lease costs		$257	$284	$278
In addition, certain of our berthing agreements include variable lease costs based on the number of passengers berthed. During the twelve months ended December 31, 2025, 2024, and 2023, we had $135 million, $115 million, and $85 million, of variable lease costs recorded within Commission, transportation and other in our consolidated statements of comprehensive income (loss), respectively. These variable lease costs are included within the balances presented above.
The weighted average of the remaining lease terms and weighted average discount rates are as follows:

	As of December 31, 2025	As of December 31, 2024
Weighted average of the remaining lease term in years
Operating leases	18.26	17.96
Finance leases	43.77	47.54
Weighted average discount rate
Operating leases	7.09%	7.23%
Finance leases	6.69%	6.90%
Supplemental cash flow information related to leases is as follows (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$237	$232	$178
Operating cash flows from finance leases	8	30	30
Financing cash flows from finance leases	$6	$252	$31

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, maturities related to lease liabilities were as follows (in millions):

Years	Operating Leases	Finance Leases
2026	$134	$15
2027	118	14
2028	106	14
2029	57	14
2030	47	13
Thereafter	973	574
Total lease payments	1,435	644
Less: Interest	(745)	(485)
Present value of lease liabilities	$690	$159

Note 10. Shareholders' Equity
Dividends
During the fourth and third quarters of 2025, our Board declared dividends of $1.00 per share, which were paid in January 2026 and October 2025, respectively. During the second and first quarters of 2025 the Board declared dividends of $0.75 per share which were paid in July 2025 and April 2025, respectively.
During the fourth and third quarters of 2024, the Board declared dividends of $0.55 and $0.40 per share which were paid in January 2025 and October 2024, respectively. During the second quarter of 2024, we repaid the principal amounts deferred under our export credit facilities, which eliminated the restriction on dividends and share repurchases. Refer to Note 8. Debt for further information on the transaction.
We did not declare any dividends during the year ended December 31, 2023.
In February 2026, our Board declared a dividend of $1.50 per share, payable in April 2026.
Common Stock Repurchase Program
In February 2025, our Board authorized a 12-month common stock repurchase program for up to $1.0 billion that was completed in November 2025. During the year ended December 31, 2025, we repurchased 3.5 million shares of our common stock under this program, for a total of $1.0 billion in open market transactions that were recorded in Treasury Stock in our consolidated balance sheets.
In December 2025, our Board authorized a common stock repurchase program for up to $2.0 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the year ended December 31, 2025, we repurchased 0.6 million shares of our common stock under this program, for a total of $159 million in open market transactions that were recorded in Treasury Stock in our consolidated balance sheets. As of December 31, 2025, we have $1.8 billion that remains available for future stock repurchase transactions under our Board authorized program.

Note 11. Stock-Based Employee Compensation
We currently have awards outstanding under one stock-based compensation plan, our 2008 Equity Plan, which provides for awards to our officers, directors and key employees. The 2008 Equity Plan, as amended, provides for the issuance of up to 10,083,570 shares of our common stock pursuant to grants of (i) incentive and non-qualified stock options, (ii) stock appreciation rights, (iii) stock awards (including time-based and/or performance-based stock awards) and (iv) restricted stock units (including time-based and performance-based restricted stock units). During any calendar year, no one individual (other than non-employee members of our Board) may be granted awards of more than 500,000 shares and no non-employee member

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of our Board may be granted awards with a value, measured as of the grant date, which together with cash compensation paid to such director for such calendar year, would exceed $750,000. Restricted stock units outstanding as of December 31, 2025, generally vest in equal installments over three or four years from the date of grant. In addition, performance shares and performance share units generally vest in three years. With certain limited exceptions, awards are forfeited if the recipient ceases to be an employee before the shares vest.
Our officers receive their long-term incentive awards through a combination of performance share units and restricted stock units. Each performance share unit award is expressed as a target number of performance share units based upon the fair market value of our common stock on the date the award is issued. The actual number of shares underlying each award (generally not to exceed 200% of the target number of performance share units) will be determined based upon the Company's achievement of a specified performance target range. In 2025, we issued a target number of 189,685 performance share units, which will vest approximately three years following the award issue date. The performance payout of these grants will be based on return on the Company's invested capital ("ROIC"), adjusted earnings per share ("Adjusted EPS"), and Carbon Intensity Reduction for the years ended December 31, 2025 to December 31, 2027, as may be adjusted by the Talent and Compensation Committee of our Board in early 2028 for events that are outside of management's control.
Our senior officers meeting certain minimum age and service criteria receive their long-term incentive awards through a combination of restricted stock awards and restricted stock units. The restricted stock awards are subject to both performance and time-based vesting criteria while the restricted stock units are subject only to time-based vesting criteria. Each restricted stock award is issued in an amount equal to 200% of the target number of shares underlying the award based upon the fair market value of our common stock on the date the award is issued. Declared dividends accrue (but do not get paid) on the restricted stock awards during the vesting period, with the accrued amounts to be paid out following vesting only on the number of shares underlying the award which actually vest based on satisfaction of the performance criteria. The actual number of shares that vest (generally not to exceed 200% of the shares) will be determined based upon the Company's achievement of a specified performance target range.
In 2025, we issued 46,358 restricted stock awards, representing 200% of the target number of shares underlying the award, all of which are considered issued and outstanding from the date of issuance; however, grantees will only retain those shares earned as the result of the Company achieving the performance goals during the measurement period. The performance payout of the 2025 awards will be based on the Company's ROIC, Adjusted EPS, and Carbon Intensity Reduction for the years ended December 31, 2025 to December 31, 2027, as may be adjusted by the Talent and Compensation Committee of our Board in early 2028 for events that are outside of management's control.
We also provide an Employee Stock Purchase Plan ("ESPP") to facilitate the purchase by employees of up to 2,800,000 shares of common stock in the aggregate. Offerings to employees are made on a quarterly basis. Subject to certain limitations, the purchase price for each share of common stock is equal to 85% of the average of the market prices of the common stock as reported on the New York Stock Exchange on the first business day of the purchase period and the last business day of each month of the purchase period. During the years ended December 31, 2025, 2024 and 2023, 61,027, 102,796 and 151,989 shares of our common stock were purchased under the ESPP at a weighted-average price of $229.47, $135.55 and $71.23, respectively.
Total compensation expense recognized for employee stock-based compensation for the years ended December 31, 2025, 2024 and 2023 was as follows (in millions):

	Employee Stock-Based Compensation
Classification of expense	2025	2024	2023
Marketing, selling and administrative expenses	$175	$267	$126
Total compensation expense	$175	$267	$126

Restricted stock units are converted into shares of common stock upon vesting or, if applicable, are settled on a one-for-one basis. The cost of these awards is determined using the fair value of our common stock on the date of the grant, and compensation expense is recognized over the vesting period. Restricted stock activity is summarized in the following table:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2025	884,582	$96.27
Granted	203,589	256.94
Vested	(453,527)	93.75
Canceled	(43,453)	130.21
Non-vested share units as of December 31, 2025	591,191	$151.04
The weighted-average estimated fair value of restricted stock units granted during the years ended December 31, 2024 and 2023 was $121.97 and $75.26, respectively. The total fair value of shares released on the vesting of restricted stock units during the years ended December 31, 2025, 2024 and 2023 was $119 million, $72 million, and $33 million, respectively. As of December 31, 2025, we had $44 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock unit grants, which will be recognized over the weighted-average period of 0.60 years.
Performance share units are converted into shares of common stock upon vesting on a one-for-one basis. We estimate the cost of each performance share when the grant is authorized and the related service period has commenced using the fair value of our common stock on the date of grant. We would only remeasure the fair value of our performance shares in the event the award was modified during the vesting period. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved until the vesting date, which is the date the performance conditions are satisfied. If the specified service and performance conditions are not met, compensation expense will not be recognized and any previously recognized compensation expense will be reversed. Performance share units activity is summarized in the following table:

Performance Share Units Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2025	665,153	$90.64
Granted	189,685	200.92
Vested	(227,543)	79.80
Canceled	(19,099)	130.08
Non-vested share units as of December 31, 2025	608,196	$127.85

The weighted-average estimated fair value of performance share units granted during the years ended December 31, 2024 and 2023 was $114.70 and $73.96, respectively. The total fair value of shares released on the vesting of performance share units during the years ended December 31, 2025, 2024 and 2023 was $59 million, $32 million and $7 million, respectively. As of December 31, 2025, we had $58 million of total unrecognized compensation expense, net of estimated forfeitures, related to performance share unit grants, which will be recognized over the weighted-average period of 0.87 years.
We estimate the fair value of each restricted stock award when the grant is authorized and the related service period has commenced. We would only remeasure the fair value of these restricted stock awards in the event an award was modified during the vesting period. We recognize compensation cost over the vesting period based on the probability of the service and performance conditions being achieved until the grant date. If the specified service and performance conditions are not met, compensation expense will not be recognized, any previously recognized compensation expense will be reversed, and any unearned shares will be returned to the Company. Restricted stock awards activity is summarized in the following table:

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock Awards Activity	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested share units as of January 1, 2025	613,999	$82.68
Granted	46,358	257.34
Vested	(116,449)	79.80
Canceled	(55,180)	81.05
Non-vested share units as of December 31, 2025	488,728	$100.12
The weighted-average estimated fair value of restricted stock awards granted during the years ended December 31, 2024 and 2023 was $120.94 and $74.59, respectively. As of December 31, 2025, we had $1 million of total unrecognized compensation expense, net of estimated forfeitures, related to restricted stock award grants, which will be recognized over the weighted-average period of 0.48 years.
Note 12. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$4,268	$2,877	$1,697
Add convertible notes interest and inducement expense	16	175	88
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	$4,284	$3,052	$1,785
Weighted-average common shares outstanding	271	261	256
Dilutive effect of stock-based awards	1	1	1
Dilutive effect of convertible notes	2	17	26
Diluted weighted-average shares outstanding	274	279	283
Basic earnings per share (1)	$15.75	$11.00	$6.63
Diluted earnings per share (1)	$15.61	$10.94	$6.31
(1) Per share amounts may not calculate due to the use of rounded numbers.
There were no antidilutive shares for years ended December 31, 2025, 2024 and 2023, respectively.
Note 13. Retirement Plan
We maintain a defined contribution plan covering shoreside employees. We make annual non-elective contributions to the plan on behalf of all eligible participants equal to 3% of participants' eligible earnings. Additional annual contributions to the plan are discretionary and are based on fixed percentages of participants' salaries and years of service, not to exceed certain maximums. Contribution expenses were $25 million, $23 million, and $21 million, for the years ended December 31, 2025, 2024 and 2023, respectively.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes
Income before income taxes by domestic and foreign subsidiaries (in millions):

	Year Ended December 31,
	2025	2024	2023
Liberia	$3,411	$2,417	$1,432
Foreign subsidiaries	962	524	279
Income before income taxes	$4,373	$2,941	$1,711

For the year ended December 31, 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740), on a prospective basis.

Provision for Income Taxes: Current and Deferred:

For the year ended December 31, 2025, current tax expense was $64 million and deferred tax expense (benefit) was $18 million. Our income tax expense relates entirely to the operations of foreign subsidiaries

For the years ending December 31, 2024 and 2023, our income tax expense was approximately $46 million and $6 million, respectively. These amounts mainly resulted from taxes on our non-US operations, certain items not qualifying under Section 883, tonnage taxes, and other subsidiary income taxes, none of which were considered significant.

For the year ended December 31, 2025, there were no individual jurisdictions with material cash taxes paid.

Reconciliation of income tax expense, computed by applying the Liberia statutory rate (in millions):

	Year Ended December 31,
	2025
Income before income taxes	$4,373
Less: Equity investment income	414
Income before income taxes, excluding equity investment income	3,959
Tax at Liberia statutory rate of 25%	990	25%

Nontaxable or nondeductible items
Liberia international shipping income exemption	(850)	(21)%
Foreign tax effects
United States
US source shipping income not exempt under Section 883 of the Internal Revenue Code [1]	37	1%
United Kingdom
Profits exempt under tonnage tax	(94)	(2)%
Other	(1)	—%
Total	$82	2%

(1) The tax benefit associated with US source shipping income exempt under Section 883 of the Internal Revenue Code was approximately $200 million.

We are subject to corporate income taxes in countries where we have operations or subsidiaries. For the years ended December 31, 2025, 2024 and 2023, we and the majority of our ship-operating and vessel-owning subsidiaries were exempt from U.S. corporate income tax on U.S. source income from the international operation of ships pursuant to Section 883 of the Internal Revenue Code. Regulations under Section 883 have limited the activities that are considered to be the international

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

operation of a ship or incidental thereto. Accordingly, our provision for U.S. federal and state income taxes includes taxes on certain activities not considered incidental to the international operation of our ships.

Additionally, for the years ended December 31, 2025, 2024 and 2023, one of our ship-operating subsidiaries was subject to tax under the tonnage tax regime of the United Kingdom. Under this regime, income from qualifying activities is subject to corporate income tax, but the tax is computed by reference to the net tonnage of the ship or ships registered under the relevant provisions of the tax regimes (the "relevant shipping profits"), which replaces the regular taxable income base. Income from activities not considered qualifying activities, which we do not consider significant, remains subject to United Kingdom corporate income tax..

Deferred Tax Assets and Liabilities:

As of December 31, 2025, our deferred tax liabilities total $153 million and primarily relate to $137 million of timing differences on property and equipment which arose on the acquisition of the Port of Costa Maya and adjacent land in Mahahual, Mexico. As of December 31, 2024, our deferred tax liabilities were $13 million and primarily related to investments in foreign subsidiaries.
As of December 31, 2025, our gross deferred tax assets total $53 million and primarily relate to U.S. and foreign net operating losses (“NOLs”) of approximately $25 million and deferred tax assets for U.S. and foreign tax credits of approximately $15 million.
As of December 31, 2024, our gross deferred tax assets total $63 million and primarily relate to U.S. and foreign NOLs of approximately $32 million and deferred tax assets for U.S. and foreign tax credits of approximately $19 million.
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
As of December 31, 2025, we have provided a valuation allowance for approximately $25 million, of which $20 million relates to deferred tax assets for NOLs and tax credits. As of December 31, 2024, we provided a valuation allowance for approximately $21 million, of which $15 million relates to deferred tax assets for NOLs and tax credits.
As of December 31, 2025, $9 million of the NOLs deferred tax assets relate to NOLs which are subject to expire between 2026 and 2042 and $14 million of the tax credits deferred tax assets relate to credits which are subject to expire between 2037 and 2039.
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

Unrecognized tax benefits:

As of and for the years ended December 31, 2025, 2024 and 2023, the company had no material unrecognized tax benefits and no material changes in unrecognized tax benefits. Any interest expense and penalties related to income tax liabilities are recorded as income tax expense.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive (loss) income

Accumulated comprehensive loss at January 1, 2023	$(639)	$(8)	$3	$(644)
Other comprehensive income (loss) income before reclassifications	3	6	(9)	—
Amounts reclassified from accumulated other comprehensive loss	(30)	—	—	(30)
Net current-period other comprehensive (loss) income	(27)	6	(9)	(30)

Accumulated comprehensive loss at January 1, 2024	(666)	(2)	(6)	(674)
Other comprehensive (loss) income before reclassifications	(120)	12	19	(89)
Amounts reclassified from accumulated other comprehensive loss	(37)	—	(2)	(39)
Net current-period other comprehensive (loss) income	(157)	12	17	(128)

Accumulated comprehensive loss at January 1, 2025	(823)	10	11	(802)
Other comprehensive income (loss) before reclassifications	216	(4)	(24)	188
Amounts reclassified from accumulated other comprehensive loss	12	—	(2)	10
Net current-period other comprehensive income (loss)	228	(4)	(26)	198

Accumulated comprehensive loss at December 31, 2025	$(595)	$6	$(15)	$(604)

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into (Loss) Income
Details about Accumulated Other Comprehensive Loss Components	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$22	$45	$49	Interest expense, net of interest capitalized
Foreign currency forward contracts	(22)	(23)	(18)	Depreciation and amortization expenses
Foreign currency forward contracts	—	—	(10)	Other income (expense)
Fuel swaps	(12)	15	9	Fuel
	(12)	37	30
Release of foreign cumulative translation due to sale or liquidation of businesses:
Foreign cumulative translation	2	2	—	Other operating
Total reclassifications for the period	$(10)	$39	$30

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at December 31, 2025					Fair Value Measurements at December 31, 2024
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents(4)	$825	$825	$825	$—	$—	$388	$388	$388	$—	$—
Total Assets	$825	$825	$825	$—	$—	$388	$388	$388	$—	$—
Liabilities:
Long-term debt (including current portion of long-term debt)(5)	$21,186	$21,877	$—	$21,877	$—	$19,959	$21,325	$—	$21,325	$—
Total Liabilities	$21,186	$21,877	$—	$21,877	$—	$19,959	$21,325	$—	$21,325	$—
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
(3)Inputs that are unobservable. The Company did not use any Level 3 inputs as of December 31, 2025 and 2024.
(4)Consists of cash and marketable securities with original maturities of less than 90 days.
(5)Consists of unsecured revolving credit facilities, senior notes, convertible notes, and term loans. These amounts do not include our finance lease obligations.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of December 31, 2025 and 2024.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company's financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at December 31, 2025				Fair Value Measurements at December 31, 2024
Description	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$144	$—	$144	$—	$71	$—	$71	$—
Total Assets	$144	$—	$144	$—	$71	$—	$71	$—
Liabilities:
Derivative financial instruments(4)	$124	$—	$124	$—	$139	$—	$139	$—
Total Liabilities	$124	$—	$124	$—	$139	$—	$139	$—

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

___________________________________________________________________
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of December 31, 2025 and 2024.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of December 31, 2025 and 2024.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of December 31, 2025 or 2024, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of December 31, 2025 and December 31, 2024.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of December 31, 2025				As of December 31, 2024
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$144	$(59)	$—	$85	$71	$(52)	$—	$19
Total	$144	$(59)	$—	$85	$71	$(52)	$—	$19

	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(124)	$59	$—	$(65)	$(139)	$52	$—	$(87)
Total	$(124)	$59	$—	$(65)	$(139)	$52	$—	$(87)

Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of December 31, 2025 and December 31, 2024, we had counterparty credit risk exposure under our derivative instruments of $87 million and $21 million, respectively, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
On an ongoing basis, we assess whether derivatives used in hedging transactions are "highly effective" in offsetting changes in the fair value or cash flow of hedged items. For our net investment hedges, we use the dollar offset method to measure effectiveness. For all other hedging programs, we use the long-haul method to assess hedge effectiveness using regression analysis for each hedge relationship. The methodology for assessing hedge effectiveness is applied on a consistent basis for each one of our hedging programs (i.e., interest rate, foreign currency ship construction, foreign currency net investment, and fuel). For our regression analyses, we use an observation period of up to three years, utilizing market data relevant to the hedge horizon of each hedge relationship. High effectiveness is achieved when a statistically valid relationship reflects a high degree of offset and correlation between the changes in the fair values of the derivative instrument and the hedged item. If it is determined that a derivative is not highly effective as a hedge or hedge accounting is discontinued, any change in fair value of the derivative since the last date at which it was determined to be highly effective is recognized in earnings.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations including future interest payments. At December 31, 2025 and 2024, approximately 93% and 92%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. At December 31, 2025, there were no interest rate swap agreements for fixed-rate debt instruments.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the risk of increasing interest rates. At December 31, 2025, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of December 31, 2025 (In millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	61	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	91	April 2027	Term SOFR plus	1.30%	3.9%
Ovation of the Seas term loan	173	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	170	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan(2)	268	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan(2)	134	October 2032	Term SOFR plus	0.96%	2.91%
	$897
___________________________________________________________________
(1)    Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of December 31, 2025.
(2)    Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
The notional amount of interest rate swap agreements related to outstanding debt as of December 31, 2025 and 2024 was $0.9 billion and $1.2 billion, respectively. These interest rate swap agreements are accounted for as cash flow hedges.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of December 31, 2025, the aggregate cost of our ships on order was $11.3 billion, of which we had deposited $1.0 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 17. Commitments and Contingencies, for further information on our ships on order. At December 31, 2025 and 2024, approximately 64.1% and 43.4%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the year ended December 31, 2025 and 2024 the average notional amount of foreign currency forward contracts was approximately $1.2 billion and $1.1 billion, respectively. These instruments are not designated as hedging instruments. For the years ended December 31, 2025, 2024 and 2023, changes in the fair value of the foreign currency forward contracts resulted in gain (losses) of $49 million, $(77) million, and $19 million, respectively, which offset (losses) gains arising from the remeasurement of monetary assets and liabilities denominated in foreign currencies in those same years of $(63) million, $65 million and $(43) million, respectively. These amounts were recognized in earnings within Other income (expense) in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of December 31, 2025 and 2024 was $2.0 billion and $2.7 billion, respectively.
Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries' and investments' functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a hedge of our net investments in TUI Cruises of €631 million, or approximately $740 million, as of December 31, 2025. As of December 31, 2024, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €889 million, or approximately $921 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) for each reporting period through the maturity dates of the fuel swaps. During the year ended December 31, 2025, we did not discontinue cash flow hedge accounting on any material amount of our fuel swap agreements. During the year ended December 31, 2024, we did not discontinued cash flow hedge accounting on any of our fuel swap agreements.
At December 31, 2025, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2028. As of December 31, 2025 and December 31, 2024, we had the following outstanding fuel swap agreements:

	Fuel Swap Agreements
	As of December 31, 2025	As of December 31, 2024
	(metric tons)
Designated as hedges:
2026	1,065,500	786,750
2027	819,048	364,048
2028	465,699	—

	Fuel Swap Agreements
	As of December 31, 2025	As of December 31, 2024
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2026	60%	44%
2027	47%	20%
2028	26%	—%

At December 31, 2025, there was $66 million of estimated unrealized net loss associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $9 million of estimated unrealized net loss at December 31, 2024. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2025	As of December 31, 2024	Balance Sheet Location	As of December 31, 2025	As of December 31, 2024
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Derivative financial instruments	$1	$—	Derivative financial instruments	$—	$—
Interest rate swaps	Other assets	29	58	Other long-term liabilities	1	—
Foreign currency forward contracts	Derivative financial instruments	114	—	Derivative financial instruments	—	71
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	—	22
Fuel swaps	Derivative financial instruments	—	10	Derivative financial instruments	67	19
Fuel swaps	Other assets	—	3	Other long-term liabilities	56	27
Total derivatives designated as hedging instruments under ASC 815-20		$144	$71		$124	$139
___________________________________________________________________
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of December 31, 2025	As of December 31, 2024
Foreign currency debt	Current portion of long-term debt	$136	$60
Foreign currency debt	Long-term debt	605	860
		$741	$920

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss) on Derivatives
Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Interest rate swaps	$(6)	$28	$11
Foreign currency forward contracts	325	(175)	24
Fuel swaps	(103)	27	(32)
	$216	$(120)	$3
The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Foreign Currency Debt	$(109)	$56	$(23)
	$(109)	$56	$(23)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Foreign currency forward contracts	Other income (expense)	$49	$(77)	$19
Fuel swaps	Other income (expense)	2	—	1
		$51	$(77)	$20
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
As of December 31, 2025, our senior unsecured debt credit rating was BBB- by Standard & Poor's and Baa3 by Moody's. As of December 31, 2025, six of our ship debt interest rate derivative hedges had reached their fifth-year anniversary; however, the net market value for these derivative hedges were in a net asset position, and accordingly, we were not required to post any collateral as of such date. Subsequently, in January 2026, we finalized amendments to remove the collateral requirements from our six interest rate derivative hedges.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies
Ship Purchase Obligations
Our future capital commitments consist primarily of new ship orders. As of December 31, 2025, we had three Icon-class ships and one Oasis-class ship on order for our Royal Caribbean brand with an aggregate capacity of approximately 22,500 berths. As of December 31, 2025, we had one Edge-class ship and four river cruise ships on order for our Celebrity brand with capacity of approximately 3,930 berths. The following provides further information on recent developments with respect to our ship orders.
In November 2025, we entered into agreements in connection with the 95% Finnvera-backed financing of approximately 80% of the contract price of the fourth Icon-class ship. The maximum loan amount under the financing is not to exceed the United States dollar equivalent of €2.1 billion, or approximately $2.4 billion based on the exchange rate at December 31, 2025. The loan will amortize semi-annually and has an expected final maturity of 12 years from the delivery date. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.90%. The fourth Icon-class ship will have a capacity of approximately 5,600 berths.
In October 2025, we executed definitive building contracts for the first four ships in the initial order of 10 ships for Celebrity River Cruises which was launched in January 2025.
In June 2025, we entered into a credit agreement for the unsecured financing of the sixth Edge-class ship, Celebrity Xcite, for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.0 billion, or approximately $1.2 billion based on the exchange rate at December 31, 2025. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR plus 0.85% per annum. Celebrity Xcite will have a capacity of approximately 3,250 berths.
In December 2019, we entered into a credit agreement for the unsecured financing of Legend of the Sea, the third Icon-class ship for up to 80% of the ship’s contract price. Finnvera plc, the official export credit agency of Finland, has agreed to guarantee 95% of the substantial majority of the financing, with a smaller portion of the financing to be 95% guaranteed by Euler Hermes. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.4 billion, or approximately $1.6 billion based on the exchange rate at December 31, 2025. The loan, once funded, will amortize semi-annually and will mature 12 years following the delivery of the ship. Approximately 60% of the loan will accrue interest at a fixed rate of 3.29%. The balance of the loan will accrue interest at a floating rate of Term SOFR plus 1.28%. The third Icon-class ship will have a capacity of approximately 5,600 berths. In May 2025, we amended the credit agreement for the third Icon-class ship, Legend of the Seas, to increase the maximum loan amount by €334 million or approximately $393 million based on the exchange rate at December 31, 2025. Interest on the incremental portion of the loan will accrue at a floating rate equal to Term SOFR plus 0.90%.
In March 2025, we entered into a credit agreement for the unsecured financing of the seventh Oasis-class ship for approximately 80% of the ship’s contract price and our building contract with Chantiers de l'Atlantique became effective. Bpifrance Assurance Export, the official French export credit agency, has agreed to guarantee to the lenders 100% of the financing. The maximum loan amount under the facility is not to exceed the United States dollar equivalent of €1.7 billion, or approximately $2.0 billion based on the exchange rate at December 31, 2025. The loan will amortize semi-annually and will mature 12 years following delivery of the ship. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.85%. The seventh Oasis-class ship will have a capacity of approximately 5,700 berths.

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2025, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths	Filter
Royal Caribbean				Show
Oasis-class:				Show
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700	Show
Icon-class:				Show
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600	Show
Unnamed	Meyer Turku Oy	3rd Quarter 2027	5,600	Show
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600	Show
Celebrity Cruises				Show
Edge-Class:				Show
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250	Show
Celebrity River Cruises:				Show
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170	Show
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170	Show
Unnamed	TeamCo Shipyard	1st Quarter 2028	170	Show
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170	Show
Mein Schiff				Show
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100	Show
Unnamed	Fincantieri	1st Quarter 2031	4,100	Show
Unnamed	Fincantieri	4th Quarter 2032	4,100	Show
Total Berths			38,730	Show
In December 2025, we signed agreements with Chantiers de l'Atlantique to build two ships of a new generation for Royal Caribbean, known as the Discovery-class, which are expected to enter service in the 2029 and 2032, respectively. These orders are contingent upon completion of conditions precedent, including documentation and financing.
During the quarter ended December 31, 2025, we entered into an agreement with Meyer Turku Oy to build a fifth Icon-class ship for delivery in 2028. The conditions for effectiveness including financing commitments also became effective during the quarter.
In January 2026, Celebrity River Cruises announced a commitment for 10 new ships that will expand its river cruise fleet to 20 vessels.
As of December 31, 2025, the aggregate cost of our ships on order, presented in the table above, not including any ships on order by our Partner Brands, was approximately $11.3 billion, of which we had deposited $1 billion. Refer to Note 16. Fair Value Measurements and Derivative Instruments for further information.
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

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We may be obligated to prepay indebtedness outstanding under our credit facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, if during any 24-month period, a majority of our Board is made up of persons who were not (i) members of the Board on the first day of such period, (ii) nominated by persons who were members of the Board on the first day of such period, or (iii) nominated by directors who themselves were nominated under clauses (i) or (ii) above. If prepayment is triggered, we may be unable to replace our credit facilities on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
At December 31, 2025, we have future commitments to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts as follows (in millions):

Year
2026	$416
2027	140
2028	97
2029	86
2030	79
Thereafter	841
$1,659