Form 10-Q
period 2026-03-31
ROYAL CARIBBEAN CRUISES LTD
filed 2026-04-30
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 268,194,978 shares of common stock outstanding as of April 27, 2026.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)
	Quarter Ended March 31,
	2026	2025
Passenger ticket revenues	$3,021	$2,744
Onboard and other revenues	1,431	1,255
Total revenues	4,452	3,999
Cruise operating expenses:
Commissions, transportation and other	564	522
Onboard and other	212	200
Payroll and related	400	340
Food	264	239
Fuel	265	277
Other operating	542	500
Total cruise operating expenses	2,247	2,079
Marketing, selling and administrative expenses	582	562
Depreciation and amortization expenses	461	412
Operating Income	1,162	945
Other income (expense):
Interest income	5	2
Interest expense, net of interest capitalized	(278)	(249)
Equity investment income	84	48
Other income	2	5
Income before income taxes	976	751
Provision for income taxes	(26)	(16)
Net Income	950	736
Less: Net Income attributable to noncontrolling interest	8	6
Net Income attributable to Royal Caribbean Cruises Ltd.	$941	$730
Earnings per Share:
Basic	$3.49	$2.71
Diluted	$3.48	$2.70
Weighted-Average Shares Outstanding:
Basic	270	269
Diluted	271	276
Comprehensive Income (Loss)
Net Income	$950	$736
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(17)
Change in defined benefit plans	(2)	(4)
Gain on cash flow derivative hedges	221	128
Total other comprehensive income	220	107
Comprehensive Income	1,170	842
Less: Comprehensive Income attributable to noncontrolling interest	8	6
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$1,161	$837
_____________________________________________________
Certain amounts may not add due to use of rounded numbers.
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	As of
	March 31,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$512	$825
Trade and other receivables, net	479	317
Inventories	271	264
Prepaid expenses and other assets	719	690
Derivative financial instruments	223	115
Total current assets	2,204	2,211
Property and equipment, net	35,884	35,696
Operating lease right-of-use assets	611	620
Goodwill	808	808
Other assets	2,483	2,284
Total assets	$41,990	$41,619

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,448	$3,180
Current portion of operating lease liabilities	79	90
Accounts payable	1,010	953
Accrued expenses and other liabilities	1,968	2,026
Derivative financial instruments	12	67
Customer deposits	6,548	5,739
Total current liabilities	11,065	12,055
Long-term debt	19,666	18,165
Long-term operating lease liabilities	599	600
Other long-term liabilities	632	554
Total liabilities	31,962	31,374

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 303,822,400 and 303,054,848 shares issued, March 31, 2026 and December 31, 2025, respectively)	3	3
Paid-in capital	7,867	7,964
Retained earnings	6,460	5,925
Accumulated other comprehensive loss	(385)	(604)
Treasury stock (35,631,237 and 32,631,826 common shares at cost, at March 31, 2026 and December 31, 2025, respectively)	(4,135)	(3,251)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	9,810	10,037
Noncontrolling Interest	218	208
Total shareholders’ equity	10,028	10,245
Total liabilities and shareholders’ equity	$41,990	$41,619
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited; in millions)
	Three Months Ended March 31,
	2026	2025
Operating Activities
Net Income	$950	$736
Adjustments:
Depreciation and amortization	461	412
Net deferred income tax benefit	(1)	(1)
Loss (Gain) on derivative instruments not designated as hedges	8	(2)
Share-based compensation expense	38	53
Equity investment income	(84)	(48)
Amortization of debt issuance costs, discounts and premiums	53	23
Loss on extinguishment of debt and inducement expense	60	10
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(173)	(77)
(Increase) decrease in inventories	(7)	9
Increase in prepaid expenses and other assets	(25)	(112)
(Decrease) increase in accounts payable	(8)	22
Decrease in accrued expenses and other liabilities	(279)	(151)
Increase in customer deposits	809	838
Other, net	32	(85)
Net cash provided by operating activities	1,834	1,627
Investing Activities
Purchases of property and equipment	(500)	(428)
Cash received on settlement of derivative financial instruments	17	—
Cash paid on settlement of derivative financial instruments	(3)	(2)
Investments in and loans to unconsolidated affiliates	(38)	(26)
Cash received on loans from unconsolidated affiliates	—	4
Other, net	(5)	12
Net cash used in investing activities	(529)	(440)
Financing Activities
Debt proceeds	2,807	480
Debt issuance costs	(21)	(3)
Repayments of debt	(3,084)	(1,221)
Repurchase of common stock	(836)	(241)
Dividends paid	(270)	(148)
Payments of withholding tax on stock awards	(185)	(60)
Other, net	(28)	2
Net cash used in financing activities	(1,617)	(1,191)
Effect of exchange rate changes on cash and cash equivalents	(1)	2
Net decrease in cash and cash equivalents	(313)	(2)
Cash and cash equivalents at beginning of period	825	388
Cash and cash equivalents at end of period	$512	$386
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited; in millions)
	Three Months Ended March 31,
	2026	2025

Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$320	$279
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$145	$42

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2026	$3	$7,964	$5,925	$(604)	$(3,251)	$208	$10,245
Activity related to employee stock plans	—	(97)	—	—	—	—	(97)
Common stock dividends, $1.50 per share	—	—	(406)	—	—	—	(406)
Changes related to cash flow derivative hedges	—	—	—	221	—	—	221
Change in defined benefit plans	—	—	—	(2)	—	—	(2)
Repurchase of treasury stock	—	—	—	—	(884)	—	(884)
Net Income attributable to Noncontrolling interest	—	—	—	—	—	8	8
Other activity attributable to noncontrolling interest	—	—	—	—	—	2	2
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	941	—	—	—	941
Balance at March 31, 2026	$3	$7,867	$6,460	$(385)	$(4,135)	$218	$10,028

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2025	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
Activity related to employee stock plans	—	8	—	—	—	—	8
Common stock dividends, $0.75 per share	—	—	(203)	—	—	—	(203)
Convertible notes settlement	—	7	—	—	—	—	7
Changes related to cash flow derivative hedges	—	—	—	128	—	—	128
Change in defined benefit plans	—	—	—	(4)	—	—	(4)
Foreign currency translation adjustments	—	—	—	(17)	—	—	(17)
Repurchase of common stock	—	—	—	—	(252)	—	(252)
Net Income attributable to noncontrolling interest	—	—	—	—	—	6	6
Other activity attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	730	—	—	—	730
Balance at March 31, 2025	$3	$7,846	$3,139	$(695)	$(2,333)	$182	$8,142
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As used in this Quarterly Report on Form 10-Q, the terms "Royal Caribbean Group," the “Company,” “we,” “our” and “us” refer to Royal Caribbean Cruises Ltd. and, depending on the context, Royal Caribbean Cruises Ltd.’s consolidated subsidiaries and/or affiliates. The terms “Royal Caribbean,” “Celebrity Cruises,” and "Silversea" refer to our wholly owned global cruise brands. Throughout this Quarterly Report on Form 10-Q, we also refer to our partner brands in which we hold an ownership interest, including “Mein Schiff” and "Hapag-Lloyd Cruises." However, because these partner brands are unconsolidated investments, our operating results and other disclosures herein do not include these brands unless otherwise specified. In accordance with cruise vacation industry practice, the term “berths” is determined based on double occupancy per cabin even though many cabins can accommodate three or more passengers. This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.
This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks of other companies. Use or display by us of other parties’ trademarks, trade names or service marks is not intended to and does not imply a relationship with, or endorsement or sponsorship of us by, these other parties other than as described herein.
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC", "TUI Cruises"), which operates the German brands Mein Schiff and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 69 ships as of March 31, 2026. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our significant accounting policies.
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
Note 2. Summary of Significant Accounting Policies
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosures about certain categories of expenses (including purchases of inventory, employee compensation, depreciation and intangible asset amortization) that are included in the expense captions presented on the face of the income statement, as well as disclosures about selling expenses. This new guidance is intended to provide investors with more detailed expense information in order to better understand an entity's cost structure and forecast future cash flows. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after

December 15, 2027. Early adoption is permitted, and entities may apply the guidance prospectively or retrospectively. We are evaluating the impact of the new guidance on disclosures to our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal - Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal - Use Software. This new guidance is intended to eliminate the use of project stages and introduces a principles-based framework for recognizing and capitalizing internal-use software costs. The ASU is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption is permitted, and entities may apply the guidance prospectively, retrospectively, or on a modified transition approach. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which amends certain aspects of the hedge accounting guidance to more closely align hedge accounting with the economics of an entity’s risk management activities. This new guidance is intended to enable entities to achieve and maintain hedge accounting for a broader population of highly effective economic hedges while reducing cost and complexity. This ASU is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted, and entities are required to apply the guidance prospectively. We are evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.
Reclassifications
For the quarter ended March 31, 2026, we separately presented Provision for income taxes in our consolidated statements of comprehensive income (loss). As a result, prior year amounts were reclassified from Other income (expense) to conform to the current year presentation.
For the quarter ended March 31, 2026, we separately presented Payments of withholding tax on stock awards in our consolidated statements of cash flows. As a result, prior year amounts were reclassified from Other, net within Financing Activities to conform to the current year presentation. Additionally, we no longer separately present Premium on repayment of debt in our consolidated statements of cash flows. As a result, certain immaterial amounts presented in prior periods were reclassified to Other, net within Financing Activities to conform to the current year presentation.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $321 million and $275 million for the quarters ended March 31, 2026 and 2025, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended March 31,
	2026	2025
Revenues by itinerary
North America (1)	$3,216	$2,854
Asia/Pacific	612	624
Europe	71	37
Other regions (2)	303	281
Total revenues by itinerary	4,202	3,796
Other revenues (3)	250	203
Total revenues	$4,452	$3,999
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters ended March 31, 2026 and 2025, our guests were sourced from the following areas:

	Quarter Ended March 31,
	2026	2025
Passenger ticket revenues:
United States	74%	74%
All other countries (1)	26%	26%
(1) No other individual country's revenue exceeded 10% for the quarters ended March 31, 2026 and 2025.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.5 billion and $3.1 billion as of March 31, 2026 and December 31, 2025.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of March 31, 2026, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under service concession arrangements. As of March 31, 2026 and December 31, 2025, our contract assets were

$202 million and $187 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $292 million and $245 million as of March 31, 2026 and December 31, 2025, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended March 31,
	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$941	$730
Add convertible notes interest and inducement expense	—	15
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	$941	$745
Weighted-average common shares outstanding	270	269
Dilutive effect of stock-based awards	1	1
Dilutive effect of convertible notes	—	6
Diluted weighted-average shares outstanding	271	276
Basic earnings per share (1)	$3.49	$2.71
Diluted earnings per share (1)	$3.48	$2.70
(1) Per share amounts may not calculate due to the use of rounded numbers.
There were no antidilutive shares for the quarters ended March 31, 2026 and 2025, from our stock based awards. There were no antidilutive shares for the quarter ended March 31, 2025, from our convertible notes.
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
Unconsolidated investments ("equity method investments")
We have determined that TUIC, our 50%-owned joint venture, which operates the brands Mein Schiff and Hapag-Lloyd Cruises, is a VIE. We have determined that we are not the primary beneficiary of TUIC. We believe that the power to direct the activities that most significantly impact TUIC’s economic performance is shared between ourselves and TUI AG, our joint venture partner. All the significant operating and financial decisions of TUIC require the consent of both parties, which we believe creates shared power over TUIC. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting.

As of March 31, 2026 and December 31, 2025 the net book value of our investment in TUIC was $1.1 billion and $990 million, respectively, primarily consisting of equity.
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
We have determined that Floating Docks S. DE RL. (“Floating Docks”), our approximately 33%-owned joint venture with the other shareholders of Grand Bahama, is a VIE. This entity was responsible for constructing two floating drydocks, both of which will allow Grand Bahama to service our cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We have determined that we are not the primary beneficiary of Floating Docks, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of March 31, 2026 the net book value of our investment in Floating Docks was $166 million, primarily consisting of loans.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended March 31,
	2026	2025
Share of equity income from investments	$84	$48

	As of March 31, 2026	As of December 31, 2025
Total notes receivable due from equity investments	$167	$128
Less-current portion (1)	—	—
Long-term portion (2)	$167	$128
(1) Included within Trade and other receivables, net in our consolidated balance sheets.
(2) Included within Other assets in our consolidated balance sheets.

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of March 31, 2026	As of December 31, 2025
Fixed rate debt:
Unsecured senior notes	5.52%	2027 - 2038	$12,041	$11,197
Unsecured term loans	3.32%	2026 - 2037	7,832	8,024
Total fixed rate debt			19,873	19,221
Variable rate debt:
Unsecured revolving credit facilities (2)	—%	2028 - 2030	—	—
USD unsecured term loan	5.17%	2026 - 2037	1,376	2,328
Euro unsecured term loan	3.62%	2026 - 2042	203	194
Total variable rate debt			1,579	2,522
Finance lease liabilities			159	159
Total debt (3)			21,611	21,902
Less: unamortized debt issuance costs			(497)	(557)
Total debt, net of unamortized debt issuance costs			21,114	21,345
Less—current portion			(1,448)	(3,180)
Long-term portion			$19,666	$18,165
(1) Weighted average interest rates are based on outstanding loan balance as of March 31, 2026, and for variable rate debt include either EURIBOR or Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus an interest rate margin of 1.02%. Based on applicable Term SOFR rates, as of March 31, 2026, the interest rate under the unsecured credit facilities was 4.68%. We also pay a facility fee of 0.11% of the total commitments under such facility.
(3) At March 31, 2026 and December 31, 2025, the weighted average interest rate for total debt was 4.68% and 4.69%, respectively.
Unsecured Revolving Credit Facilities
As of March 31, 2026 our aggregate revolving credit capacity is $6.4 billion. The commitments are split evenly between the two facilities and are scheduled to mature in October 2028 and October 2030. As of March 31, 2026, our unsecured revolving credit facilities were undrawn.
Debt financing transactions
In February 2026, we issued $1.25 billion of senior notes due in 2033, and $1.25 billion of senior notes due in 2038, for net proceeds of approximately $2.5 billion. Interest accrues on the notes at a fixed rate of 4.750% and 5.250% per annum and is payable semi-annually in arrears, respectively. The net proceeds from the offering were primarily used to refinance the senior notes maturing in 2026 and any remaining net proceeds to repay existing indebtedness. The repayment resulted in an immaterial loss on extinguishment of debt recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2026.
Export credit facilities and agency guarantees
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of March 31, 2026, we pay to the applicable export credit agency, depending on the financing agreement, an average per ship upfront fee ranging from 2.35% to 4.53% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan through Interest expense, net of interest capitalized. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of March 31, 2026, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt, including finance leases, as of March 31, 2026 for each of the next five years (in millions):

Year	As of March 31, 2026 (1)
Remainder of 2026	$1,215
2027	2,545
2028	3,136
2029	1,058
2030	1,008
Thereafter	12,649
$21,611
(1) Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2026.

Note 7. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of March 31, 2026 and December 31, 2025. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $168 million as of March 31, 2026 and December 31, 2025. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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

Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The Company's master lease agreement (“Master Lease”) with the County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease including two five-year options to extend, which we are reasonably certain to exercise, expires in 2077. The agreement with the County includes financing plans to finalize the development of the buildings and land. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $108 million as of March 31, 2026 and December 31, 2025. The development of the new campus buildings are expected to be completed in 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
As of March 31, 2026, maturities related to lease liabilities have not changed significantly when compared to our population of operating and finance leases as of December 31, 2025.
Note 8. Commitments and Contingencies
Ship Purchase Obligations
As of March 31, 2026, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Hero of the Seas	Meyer Turku Oy	3rd Quarter 2027	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600
Discovery-class:
Unnamed	Chantiers de l'Atlantique	4th Quarter 2029	4,300
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2032	4,300
Celebrity Cruises
Edge-Class:
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Celebrity River Cruises:
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170
Unnamed	TeamCo Shipyard	1st Quarter 2028	170
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170
Mein Schiff
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Unnamed	Fincantieri	1st Quarter 2031	4,100
Unnamed	Fincantieri	4th Quarter 2032	4,100
Total Berths			47,330
In 2025, we executed definitive building contracts for the first four ships in the initial order of 10 ships for Celebrity River Cruises which was launched in January 2025. Subsequently, in January 2026, Celebrity River Cruises announced a commitment for 10 additional ships that will expand its river cruise fleet to 20 vessels.

In February 2026, the conditions for effectiveness including financing on our agreement with Chantiers de l'Atlantique to build two ships of a new generation, known as Discovery-class ships, for delivery in 2029 and 2032, became effective.
In March 2026, we entered into agreements with Meyer Turku to build our sixth and seventh Icon-class ships. The agreement for the sixth Icon-class ship became effective in April 2026. The agreement for our seventh Icon-class ship is contingent upon the completion of certain conditions precedent including financing.
In April 2026, we entered into agreements in connection with the 95% Finnvera-backed financing of approximately 80% of the contract price of the fifth Icon-class ship. The maximum loan amount under the financing is not to exceed the United States dollar equivalent of €2.2 billion, or approximately $2.5 billion based on the exchange rate at March 31, 2026. The loan will amortize semi-annually and has an expected final maturity of 12 years from the delivery date. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.80%. The fifth Icon-class ship will have a capacity of approximately 5,600 berths.
In April 2026, we entered into two credit agreements for the unsecured financing of the first and second Discovery-class ships for an amount up to 80% of each ship's contract price through facilities to be guaranteed 95% by BpiFrance, the official export credit agency of France. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €1.7 billion, or approximately $2.0 billion based on the exchange rate at March 31, 2026. Each loan, once funded, will amortize semi-annually and has an expected final maturity of 12 years following the delivery of each ship. Interest on each loan will accrue at a floating rate equal to Term SOFR + 0.83%. The first and second Discovery-class ships will have a capacity of approximately 4,300 berths.
As of March 31, 2026, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $16.2 billion, of which we had deposited $1.3 billion. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
We may be obligated to prepay indebtedness outstanding under our credit facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, if during any 24-month period, a majority of our Board of Directors ("Board") is made up of persons who were not (i) members of our Board on the first day of such period, (ii) nominated by persons who were members of the Board on the first day of such period, or (iii) nominated by directors who themselves were nominated under clauses (i) or (ii) above. If prepayment is triggered, we may be unable to replace our credit facilities on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
Note 9. Shareholders' Equity
Dividends
In February 2026 we declared a cash dividend on our common stock of $1.50 per share, which was paid in April 2026. Additionally, during the first quarter of 2026, we paid a cash dividend on our common stock of $1.00 per share, which was declared during the fourth quarter of 2025.
Common Stock Repurchase Program
In December 2025, our Board authorized a common stock repurchase program for up to $2.0 billion.The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the three months ended March 31, 2026, we repurchased 2.9 million shares of our common stock under this program, for a total of $836 million in open market transactions that were recorded in Treasury Stock in our consolidated balance sheets. As of March 31, 2026, we have $1.0 billion that remains available for future stock repurchase transactions under our Board authorized program.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the quarters ended March 31, 2026 and 2025 (in millions):

	Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2026				Accumulated Other Comprehensive Loss for the Quarter Ended March 31, 2025
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(595)	$6	$(15)	$(604)	$(823)	$10	$11	$(802)
Other comprehensive income (loss) before reclassifications	239	(2)	—	237	133	(4)	(17)	112
Amounts reclassified from accumulated other comprehensive loss	(18)	—	—	(18)	(5)	—	—	(5)
Net current-period other comprehensive income (loss)	221	(2)	—	219	128	(4)	(17)	107
Ending balance	$(374)	$4	$(15)	$(385)	$(695)	$6	$(6)	$(695)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters ended March 31, 2026 and 2025 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended March 31, 2026	Quarter Ended March 31, 2025	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$4	$7	Interest expense, net of interest capitalized
Foreign currency forward contracts	(5)	(6)	Depreciation and amortization expenses
Fuel swaps	19	4	Fuel
	$18	$5

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at March 31, 2026					Fair Value Measurements at December 31, 2025
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents (4)	$512	$512	$512	$—	$—	$825	$825	$825	$—	$—
Total Assets	$512	$512	$512	$—	$—	$825	$825	$825	$—	$—
Liabilities:
Long-term debt (including current portion of debt) (5)	$20,955	$21,237	$—	$21,237	$—	$21,186	$21,877	$—	$21,877	$—
Total Liabilities	$20,955	$21,237	$—	$21,237	$—	$21,186	$21,877	$—	$21,877	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of March 31, 2026 and December 31, 2025.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, and term loans. These amounts do not include our finance lease obligations, and are net of our unamortized debt issuance costs.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of March 31, 2026 and December 31, 2025.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at March 31, 2026				Fair Value Measurements at December 31, 2025
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$326	$—	$326	$—	$144	$—	$144	$—
Total Assets	$326	$—	$326	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$92	$—	$92	$—	$124	$—	$124	$—
Total Liabilities	$92	$—	$92	$—	$124	$—	$124	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of March 31, 2026 and December 31, 2025.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of March 31, 2026 and December 31, 2025.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of March 31, 2026 or December 31, 2025, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of March 31, 2026 or December 31, 2025.
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
The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of March 31, 2026				As of December 31, 2025
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$326	$(40)	$—	$286	$144	$(59)	$—	$85
Total	$326	$(40)	$—	$286	$144	$(59)	$—	$85
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(92)	$40	$—	$(52)	$(124)	$59	$—	$(65)
Total	$(92)	$40	$—	$(52)	$(124)	$59	$—	$(65)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of March 31, 2026, we had counterparty credit risk exposure under our derivative instruments of $294 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At March 31, 2026 and December 31, 2025, approximately 97% and 93%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. At March 31, 2026, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At March 31, 2026 and December 31, 2025, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of March 31, 2026 (in millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	$61	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	91	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	173	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	166	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	268	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	134	October 2032	Term SOFR plus	0.96%	2.91%
	$893
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of March 31, 2026.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
The notional amount of interest rate swap agreements related to outstanding debt as of March 31, 2026 and December 31, 2025 was $0.9 billion. These interest rate swap agreements are accounted for as cash flow hedges.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt, and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of March 31, 2026, the aggregate cost of our ships on order was $16.2 billion, of which we had deposited $1.3 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At March 31, 2026 and December 31, 2025, approximately 52.9% and 64.1%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the first quarter of 2026 and 2025 the average notional amount of foreign currency forward contracts was approximately $1.2 billion and $1.3 billion, respectively. These instruments are not designated as hedging instruments. For the quarters ended March 31, 2026 and 2025, changes in the fair value of the foreign currency forward contracts and the remeasurement of monetary assets and liabilities denominated in foreign currencies resulted in immaterial gain (losses). These amounts were recognized in earnings within Other income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of March 31, 2026 and December 31, 2025 was $4.7 billion and $2.0 billion respectively.

Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of €630 million, or approximately $726 million, as of March 31, 2026. As of December 31, 2025, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €631 million, or approximately $740 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) for each reporting period through the maturity dates of the fuel swaps. For the quarters ended March 31, 2026 and 2025, we did not discontinue cash flow hedge accounting on any material amount of our fuel swap agreements.
At March 31, 2026, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2029. As of March 31, 2026 and December 31, 2025, we had the following outstanding fuel swap agreements designated as hedging instruments:

	Fuel Swap Agreements
	As of March 31, 2026	As of December 31, 2025
	(metric tons)
Designated as hedges:
2026	779,500	1,065,500
2027	875,048	819,048
2028	545,599	465,699
2029	281,400	—

	Fuel Swap Agreements
	As of March 31, 2026	As of December 31, 2025
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2026	59%	60%
2027	49%	47%
2028	30%	26%
2029	15%	—%

As of March 31, 2026, there was $140 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $66 million of estimated unrealized net loss at December 31, 2025. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2026	As of December 31, 2025	Balance Sheet Location	As of March 31, 2026	As of December 31, 2025
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Derivative financial instruments	$—	$1	Derivative financial instruments	$—	$—
Interest rate-swaps	Other assets	30	29	Other long-term liabilities	—	1
Foreign currency forward contracts	Derivative financial instruments	83	114	Derivative financial instruments	12	—
Foreign currency forward contracts	Other assets	—	—	Other long-term liabilities	80	—
Fuel swaps	Derivative financial instruments	140	—	Derivative financial instruments	—	67
Fuel swaps	Other assets	73	—	Other long-term liabilities	$—	$56
Total derivatives designated as hedging instruments under 815-20		$326	$144		$92	$124
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of March 31, 2026	As of December 31, 2025
Foreign currency debt	Current portion of long-term debt	$133	$136
Foreign currency debt	Long-term debt	593	605
		$726	$741

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended March 31, 2026	Quarter Ended March 31, 2025
Interest rate swaps	$5	$(5)
Foreign currency forward contracts	(124)	117
Fuel swaps	358	21
	$239	$133

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended March 31, 2026	Quarter Ended March 31, 2025
Foreign Currency Debt	$14	$(44)
	$14	$(44)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended March 31, 2026	Quarter Ended March 31, 2025
Foreign currency forward contracts	Other income (expense)	$(8)	$2
		$(8)	$2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Note Concerning Forward-Looking Statements
The discussion under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact, including statements regarding our expectations for future periods, business and industry prospects or future results of operations or financial position, made in this Quarterly Report on Form 10-Q are forward-looking. Words such as "anticipate," "believe," "considering," "could," "driving," "estimate," "expect," "goal," "intend," "may," "plan," "project," "seek," "should," "will," "would," and similar expressions are intended to further identify any of these forward-looking statements. Forward-looking statements reflect management's current expectations, but they are based on judgments and are inherently uncertain. Furthermore, they are subject to risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from the future results, performance or achievements expressed or implied in those forward-looking statements. Examples of these risks, uncertainties and other factors include, but are not limited to, those discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and, in particular, the risks discussed under the caption "Risk Factors" in Part I, Item 1A therein.
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
•a discussion of our results of operations for the quarter ended March 31, 2026, compared to the same period in 2025; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

Critical Accounting Policies and Estimates
For a discussion of our critical accounting policies and estimates, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations within our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other income; and (ii) restructuring charges and other initiative expenses. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd., excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense; (ii) restructuring charges and other initiatives expenses; and (iii) the amortization of the Silversea intangible assets resulting from the Silversea acquisition. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
Available Passenger Cruise Days (“APCD”) is our measurement of capacity and represents double occupancy per cabin multiplied by the number of cruise days for the period, which excludes canceled cruise days and cabins not available for sale. We use this measure to perform capacity and rate analysis to identify our main non-capacity drivers that cause our cruise revenue and expenses to vary.
Constant Currency is a significant measure for our revenues and expenses, which are denominated in currencies other than the U.S. Dollar. Because our reporting currency is the U.S. Dollar, the value of these revenues and expenses in U.S. Dollar will be affected by changes in currency exchange rates. Although such changes in local currency prices are just one of many elements impacting our revenues and expenses, it can be an important element. For this reason, we also monitor our revenues and expenses in "Constant Currency" - i.e., as if the current period's currency exchange rates had remained constant with the comparable prior period's rates. We calculate "Constant Currency" by applying the average of the prior period exchange rates for each of the corresponding months, so as to calculate what the results would have been had exchange rates been the same throughout both periods. We do not make predictions about future exchange rates and use current exchange rates for calculations of future periods. It should be emphasized that the use of Constant Currency is primarily used by us for comparing short-term changes and/or projections. Over the longer term, changes in guest sourcing and shifting the amount of purchases between currencies can significantly change the impact of the purely currency-based fluctuations.
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
Gross Margin Yield represent Gross Margin per APCD.

Net Cruise Costs and Net Cruise Costs excluding Fuel are non-GAAP measures that represent Gross Cruise Costs excluding commissions, transportation and other expenses, and onboard and other expenses and, in the case of Net Cruise Costs excluding Fuel, fuel expenses (each of which is described above under the Description of Certain Line Items heading). In measuring our ability to control costs in a manner that positively impacts net income, we believe changes in Net Cruise Costs and Net Cruise Costs excluding Fuel to be the most relevant indicators of our cost performance. A reconciliation of Gross Cruise Costs to Net Cruise Costs and Net Cruise Costs excluding Fuel is provided below under Results of Operations. For the periods presented, Net Cruise Costs and Net Cruise Costs excluding Fuel excludes restructuring charges and other initiative expenses.
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the first quarter of 2026 was $941 million and $975 million, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $730 million and $744 million, respectively, for the first quarter of 2025.
Significant items for the quarter ended March 31, 2026 include:
•Total revenues increased $453 million for the quarter ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to an increase in capacity and yield growth as a result of higher pricing in 2026 compared to the same period in 2025.
•Total cruise operating expenses increased $168 million for the quarter ended March 31, 2026 as compared to the same period in 2025. The increase was primarily due to an increase in capacity in 2026 compared to the same period in 2025.
•In February 2026, we issued $1.25 billion of senior notes due in 2033 and $1.25 billion of senior notes due in 2038 for net proceeds of approximately $2.5 billion.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements.

Operating results for the quarter ended March 31, 2026 compared to the same period in 2025 are shown in the following table (in millions, except per share data):

	Quarter Ended March 31,
	2026		2025
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$3,021	67.9%	$2,744	68.6%
Onboard and other revenues	1,431	32.1%	1,255	31.4%
Total revenues	4,452	100.0%	3,999	100.0%
Cruise operating expenses:
Commissions, transportation and other	564	12.7%	522	13.1%
Onboard and other	212	4.8%	200	5.0%
Payroll and related	400	9.0%	340	8.5%
Food	264	5.9%	239	6.0%
Fuel	265	6.0%	277	6.9%
Other operating	542	12.2%	500	12.5%
Total cruise operating expenses	2,247	50.5%	2,079	52.0%
Marketing, selling and administrative expenses	582	13.1%	562	14.1%
Depreciation and amortization expenses	461	10.4%	412	10.3%
Operating Income	1,162	26.1%	945	23.6%
Other income (expense):
Interest income	5	0.1%	2	0.1%
Interest expense, net of interest capitalized	(278)	(6.2)%	(249)	(6.2)%
Equity investment income	84	1.9%	48	1.2%
Other income	2	—%	5	0.1%
Income before income taxes	976	21.9%	751	18.8%
Provision for income taxes	(26)	(0.6)%	(16)	(0.4)%
Net Income	950	21.3%	736	18.4%
Less: Net Income attributable to noncontrolling interest	8	0.2%	6	0.2%
Net Income attributable to Royal Caribbean Cruises Ltd.	$941	21.1%	$730	18.3%

Adjusted Net Income attributable to Royal Caribbean Cruises Ltd., and Adjusted Earnings per Share are calculated as follows (in millions, except per share data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended March 31,
	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd.	$941	$730
Loss on extinguishment of debt and inducement expense (1)	29	10
Restructuring charges and other initiative expenses (2)	3	2
Amortization of Silversea intangible assets resulting from the Silversea acquisition (3)	2	2
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$975	$744

Basic
Earnings per Share	$3.49	$2.71
Adjusted Earnings per Share	$3.61	$2.77

Diluted:
Earnings per Share (4)	$3.48	$2.70
Adjusted Earnings per Share (5)	$3.60	$2.71

Weighted-Average Shares Outstanding:
Basic	270	269
Diluted	271	276
(1)For 2026, includes the loss on extinguishment of debt associated with redemptions of the senior notes maturing in 2026. Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for further information. For 2025, includes $10 million of inducement expense related to the settlements of the 2025 6.00% convertible notes. These amounts are included in Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss).
(2)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).
(3)Represents the amortization of the Silversea intangible assets resulting from the 2018 Silversea acquisition.
(4)For 2025, Diluted EPS includes the add-back of dilutive inducement and interest expense related to our convertible notes of $15 million for the quarter ended March 31, 2025. Refer to Note 4. Earnings Per Share to our consolidated financial statements under Item 1. Financial Statements for further information.
(5)For 2025, Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $5 million for the quarter ended March 31, 2025.

Selected statistical information is shown in the following table:

	Quarter Ended March 31,
	2026	2025
Passengers Carried	2,509,672	2,241,673
Passenger Cruise Days	14,873,199	13,768,332
APCD	13,702,703	12,657,992
Occupancy	108.5%	108.8%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are calculated as follows (in millions, except APCD and per APCD data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended March 31,
	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd.	$941	$730
Interest income	(5)	(2)
Interest expense, net of interest capitalized	278	249
Depreciation and amortization expenses	461	412
Provision for income taxes	26	16
EBITDA	1,701	1,405

Other income	(2)	(5)
Restructuring charges and other initiative expenses (1)	3	2
Adjusted EBITDA	$1,702	$1,402

Total revenues	$4,452	$3,999

APCD	13,702,703	12,657,992
Net Income attributable to Royal Caribbean Cruises Ltd. per APCD	$68.71	$57.66
Adjusted EBITDA per APCD	$124.21	$110.73
Adjusted EBITDA Margin	38.2%	35.1%

(1)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields are calculated as follows (in millions, except APCD and Yields. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended March 31,
	2026	2025
Total revenues	$4,452	$3,999
Less:
Cruise operating expenses	2,247	2,079
Depreciation and amortization expenses	461	412
Gross Margin	1,744	1,508
Add:
Payroll and related	400	340
Food	264	239
Fuel	265	277
Other operating	542	500
Depreciation and amortization expenses	461	412
Adjusted Gross Margin	$3,675	$3,276

APCD	13,702,703	12,657,992
Gross Margin Yields	$127.29	$119.09
Net Yields	$268.23	$258.83

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel are calculated as follows (in millions, except APCD and costs per APCD. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended March 31,
	2026	2025
Total cruise operating expenses	$2,247	$2,079
Marketing, selling and administrative expenses	582	562
Gross Cruise Costs	2,830	2,641
Less:
Commissions, transportation and other	564	522
Onboard and other	212	200
Net Cruise Costs including other costs	2,053	1,919
Less:
Restructuring charges and other initiatives expenses (1)	3	2
Net Cruise Costs	2,050	1,917
Less:
Fuel	265	277
Net Cruise Costs excluding Fuel	$1,786	$1,640

APCD	13,702,703	12,657,992
Gross Cruise Costs per APCD	$206.51	$208.68
Net Cruise Costs per APCD	$149.63	$151.44
Net Cruise Costs excluding Fuel per APCD	$130.32	$129.54
(1)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended March 31, 2026 Compared to Quarter Ended March 31, 2025
In this section, references to 2026 refer to the quarter ended March 31, 2026 and references to 2025 refer to the quarter ended March 31, 2025.
Revenues
Total revenues increased $0.5 billion, or 11.3%, to $4.5 billion in 2026 from $4 billion in 2025.
Passenger ticket revenues comprised 68% of our 2026 total revenues. Passenger ticket revenues increased by $277 million, or 10.1% to $3 billion in 2026 from $2.7 billion in 2025. The increase was primarily due to:
•$226 million driven by 8.3% capacity growth as a result of the addition of Star of the Seas and Celebrity Xcel as well as existing hardware compared to the same period in 2025; and
•$51 million driven by yield growth as a result of higher pricing compared to the same period in 2025.
The remaining 32% of 2026 total revenues was comprised of Onboard and other revenues, which increased $176 million, or 14% to $1.4 billion in 2026 from $1.3 billion in 2025. The increase was primarily due to:
•$104 million driven by 8.3% capacity growth as a result of the addition of Star of the Seas and Celebrity Xcel compared to the same period in 2025; and
•$72 million driven by yield growth as a result of higher onboard spending on a per passenger basis in 2026 compared to the same period in 2025.
Cruise Operating Expenses
Total Cruise operating expenses increased by $168 million, or 8.1%, to $2.2 billion in 2026 from $2.1 billion in 2025. The increase was primarily due to the capacity growth which increased cruise operating expenses in 2026 compared to the same period in 2025.
Other comprehensive income
Other comprehensive income for 2026 increased by $113 million, or 105.6%, to $220 million in 2026 from $106.8 million in 2025. The increase was primarily due to Gain on cash flow derivative hedges of $221 million in 2026 compared to $128 million in 2025, mostly as a result of a significant increase in the fair value of our fuel swaps in 2026 compared to 2025, partially offset by a significant decrease in the fair value of our FX forward swaps in 2026 compared to 2025.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 1. Financial Statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $1.8 billion for the three months ended March 31, 2026, compared to $1.6 billion in 2025.
Net cash used in investing activities increased by $89 million to $0.5 billion for the three months ended March 31, 2026, compared to $0.4 billion in 2025. The change of $89 million was primarily attributable to increased capital expenditures in 2026 compared to 2025.
Net cash used in financing activities increased by $0.4 billion to $1.6 billion for three months ended March 31, 2026, compared to $1.2 billion in 2025. The change of $0.4 billion was primarily attributable to an increase in debt proceeds of $2.3 billion related to the issuance of senior notes, offset by repayment of debt of $1.9 billion in 2026 compared to the same period in 2025. Additionally, an increase of $0.6 billion in repurchase of common stock in 2026 part of the previously authorized share repurchase program compared to the same period in 2025, an increase of $0.1 billion on dividend payments, and an increase of $0.1 billion related to payments of withholding tax on stock awards in 2026 compared to the same period in 2025.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of March 31, 2026, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Legend of the Seas	Meyer Turku Oy	2nd Quarter 2026	5,600
Hero of the Seas	Meyer Turku Oy	3rd Quarter 2027	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600
Discovery-class:
Unnamed	Chantiers de l'Atlantique	4th Quarter 2029	4,300
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2032	4,300
Celebrity Cruises
Edge-Class:
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Celebrity River Cruises:
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170
Unnamed	TeamCo Shipyard	1st Quarter 2028	170
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170
Mein Schiff
Mein Schiff Flow	Fincantieri	2nd Quarter 2026	4,100
Unnamed	Fincantieri	1st Quarter 2031	4,100
Unnamed	Fincantieri	4th Quarter 2032	4,100
Total Berths			47,330
Our future capital commitments consist primarily of new ship orders. As of March 31, 2026, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $16.2 billion, of which we had deposited $1.3 billion. Approximately 52.9% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at March 31, 2026. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.
As of March 31, 2026, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $5 billion for 2026 . This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of March 31, 2026, our material cash requirements were as follows (in millions):

	Remainder of
	2026	2027	2028	2029	2030	Thereafter	Total
Operating Activities:
Interest on debt (1)	$659	$956	$787	$698	$660	$2,398	$6,158
Other (2)	299	200	105	89	79	850	1,622
Investing Activities:
Ship purchase obligations (3)	2,326	2,159	4,591	1,761	158	1,682	12,677
Total	$3,284	$3,315	$5,483	$2,548	$897	$4,930	$20,457
(1)Long-term debt obligations mature at various dates through fiscal year 2042 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at March 31, 2026. Debt denominated in other currencies is calculated based on the applicable exchange rate at March 31, 2026.
(2)Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(3)Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $10.8 billion in final contractual installments, which have committed financing covering approximately 80% of the cost of the ships on order for our Global Brands, all of which include sovereign financing guarantees, excluding ships on order for Celebrity River Cruises. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for maturities related to debt.
Refer to Note 7. Leases to our consolidated financial statements under Item 1. Financial Statements for maturities related to lease liabilities.
Refer to Funding Needs and Sources below for discussion on the planned funding of the above material cash requirements.
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
Refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements for export credit agency guarantees.
Refer to Note 8. Commitments and Contingencies to our consolidated financial statements under Item 1. Financial Statements for other agreements.
As of March 31, 2026, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of March 31, 2026, we had approximately $14.0 billion of committed financing for our ships on order, which excludes ships on order for Celebrity River Cruises. As of March 31, 2026, our obligations due through March 31, 2027 primarily consisted of $1.4 billion related to debt maturities, $1.0 billion related to interest on debt and $2.4 billion related to progress payments on our ship orders, including the final installments payable due upon the delivery of Legend of the Seas given the expected delivery date in 2026. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of March 31, 2026, we had liquidity of $6.9 billion, including cash and cash equivalents of $0.5 billion, and $6.4 billion of undrawn revolving credit facility capacity.
We may be obligated to prepay indebtedness outstanding under our credit facilities if any person acquires ownership of more than 50% of our common stock or, subject to certain exceptions, during any 24-month period, a majority of our Board is made up of persons who were not (i) members of the Board on the first day of such period, (ii) nominated by persons who were members of the Board on the first day of such period, or (iii) nominated by directors who themselves were nominated under clauses (i) or (ii) above. If prepayment is triggered, we may be unable to replace our credit facilities on similar terms. Our public debt securities also contain change of control provisions that would be triggered by a third-party acquisition of greater than 50% of our common stock coupled with a ratings downgrade. If this were to occur, it would have an adverse impact on our liquidity and operations.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of March 31, 2026, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board that a dividend is prudent at that time in consideration of the needs of the business. During the quarter ended March 31, 2026, our Board declared a dividend of $1.50 per share, which was paid in April 2026.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For a discussion of our market risks, refer to Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our exposure to market risks since the date of our 2025 Annual Report.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of Chairman of the Board and Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chairman of the Board and Chief Executive Officer and Chief Financial Officer concluded that those controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chairman of the Board and Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission (the "SEC").
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, we implemented a new enterprise resource planning (“ERP”) system. This new system resulted in changes to some of our business processes, accounting systems, and related internal controls. We continue to conduct post-implementation monitoring and enhancements as needed, in order to maintain effective internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
There have been no material changes from risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K. See the discussions of the Company’s risk factors under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share Repurchases
The following table provides information about our repurchases of common stock during the quarter ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	—	—	—	$1,841,000,000
February 1, 2026 - February 28, 2026	588,065	$315.99	588,065	$1,655,000,000
March 1, 2026 - March 31, 2026	2,272,057	286.19	2,272,057	$1,005,000,000
Total	2,860,122		2,860,122
(1) On December 10, 2025, we announced that our Board authorized a common stock repurchase program for up to $2.0 billion. For further information on our stock repurchase transactions, refer to Note 9. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K), except as follows:
On February 25, 2026, R. Alexander Lake, Chief Legal Officer and Secretary of the Company, entered into a 10b5-1 trading arrangement providing for the sale of up to 6,000 shares, subject to certain conditions. The arrangement's expiration date is February 15, 2027. The foregoing trading arrangement was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and the Company’s policies regarding insider transactions.

Item 6. Exhibits

4.1
Indenture, dated as of July 31, 2006, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (333-158161) filed with the Securities and Exchange Commission on March 23, 2009).

4.2
Fifth Supplemental Indenture, dated as of February 27, 2026,, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 27, 2026).

4.3	Form of 4.750% Senior Notes due 2033 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 27, 2026).
4.4	Form of 5.250% Senior Notes due 2038 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 27, 2026).
10.1
Amendment Letter, dated March 25, 2026, between the Company and KfW IPEX Bank GmbH, as facility agent, in connection with the facility agreements in respect of Icon 1, Icon 2 and Icon 3 listed therein.

10.2	Amendment Letter, dated March 25, 2026, between the Company and Citibank Europe plc, UK Branch, as facility agent, in connection with certain facility agreements as listed therein.
10.3	Amendment Letter, dated March 25, 2026, between the Company and KfW IPEX Bank GmbH, as facility agent, in connection with certain facility agreements as listed therein.
10.4
Amendment Letter, dated March 25, 2026, between the Company and JPMorgan SE, as facility agent, in respect of the novation agreement relating to the secured credit facility agreement for Hull No. B35, dated March 28, 2025.

10.5
Amendment Letter, dated March 25, 2026, between the Company and JPMorgan SE, as facility agent, in respect of the novation agreement relating to the secured credit facility agreement for Hull No. V35, dated June 25, 2025.

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended March 31, 2026, formatted in iXBRL (Inline extensible Reporting Language) are filed herewith:
(i)    the Consolidated Statements of Comprehensive Income (Loss) for quarters ended March 31, 2026 and 2025;
(ii)    the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025;
(iii)    the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025;
(iv)    the Consolidated Statements of Shareholders' Equity for the three months ended March 31, 2026 and 2025; and
(v)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104     Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Executive Vice President and Chief Financial Officer
April 30, 2026	(Principal Financial Officer and duly authorized signatory)