Form 10-Q
period 2026-06-30
ROYAL CARIBBEAN CRUISES LTD
filed 2026-07-28
CIK 884887

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
There were 267,452,084 shares of common stock outstanding as of July 24, 2026.

Table of Contents

ROYAL CARIBBEAN CRUISES LTD.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)
	Quarter Ended June 30,
	2026	2025
Passenger ticket revenues	$3,344	$3,199
Onboard and other revenues	1,488	1,339
Total revenues	4,832	4,538
Cruise operating expenses:
Commissions, transportation and other	622	606
Onboard and other	288	262
Payroll and related	405	329
Food	262	246
Fuel	355	279
Other operating	615	561
Total cruise operating expenses	2,547	2,283
Marketing, selling and administrative expenses	513	508
Depreciation and amortization expenses	464	417
Operating Income	1,307	1,329
Other income (expense):
Interest income	5	12
Interest expense, net of interest capitalized	(236)	(228)
Equity investment income	67	107
Other income	7	11
Income before income taxes	1,150	1,232
Provision for income taxes	(14)	(17)
Net Income	1,136	1,214
Less: Net Income attributable to noncontrolling interest	8	5
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,128	$1,210
Earnings per Share:
Basic	$4.21	$4.45
Diluted	$4.20	$4.41
Weighted-Average Shares Outstanding:
Basic	268	272
Diluted	268	275
Comprehensive Income (Loss)
Net Income	$1,136	$1,214
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(9)
Change in defined benefit plans	6	4
(Loss) gain on cash flow derivative hedges	(137)	181
Total other comprehensive (loss) income	(131)	176
Comprehensive Income	1,005	1,391
Less: Comprehensive Income attributable to noncontrolling interest	8	5
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$997	$1,386
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited; in millions, except per share data)
	Six Months Ended June 30,
	2026	2025
Passenger ticket revenues	$6,365	$5,942
Onboard and other revenues	2,919	2,595
Total revenues	9,284	8,537
Cruise operating expenses:
Commissions, transportation and other	1,186	1,128
Onboard and other	501	463
Payroll and related	806	669
Food	526	486
Fuel	619	557
Other operating	1,157	1,061
Total cruise operating expenses	4,795	4,362
Marketing, selling and administrative expenses	1,095	1,071
Depreciation and amortization expenses	925	829
Operating Income	2,469	2,275
Other income (expense):
Interest income	10	15
Interest expense, net of interest capitalized	(514)	(477)
Equity investment income	151	155
Other income	9	15
Income before income taxes	2,126	1,983
Provision for income taxes	(39)	(33)
Net Income	2,086	1,950
Less: Net Income attributable to noncontrolling interest	16	10
Net Income attributable to Royal Caribbean Cruises Ltd.	$2,070	$1,940
Earnings per Share:
Basic	$7.70	$7.17
Diluted	$7.68	$7.10
Weighted-Average Shares Outstanding:
Basic	269	270
Diluted	270	275
Comprehensive Income (Loss)
Net Income	$2,086	$1,950
Other comprehensive income (loss):
Foreign currency translation adjustments	—	(26)
Change in defined benefit plans	4	—
Gain on cash flow derivative hedges	84	309
Total other comprehensive income	88	283
Comprehensive Income	2,174	2,233
Less: Comprehensive Income attributable to noncontrolling interest	16	10
Comprehensive Income attributable to Royal Caribbean Cruises Ltd.	$2,158	$2,222
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED BALANCE SHEETS
(in millions, except share data)
	As of
	June 30,	December 31,
	2026	2025
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$875	$825
Trade and other receivables, net	441	317
Inventories	267	264
Prepaid expenses and other assets	803	690
Derivative financial instruments	47	115
Total current assets	2,433	2,211
Property and equipment, net	38,251	35,696
Operating lease right-of-use assets	618	620
Goodwill	808	808
Other assets	2,534	2,284
Total assets	$44,644	$41,619

Liabilities and Shareholders’ Equity
Current liabilities
Current portion of long-term debt	$1,573	$3,180
Current portion of operating lease liabilities	71	90
Accounts payable	1,093	953
Accrued expenses and other liabilities	2,165	2,026
Derivative financial instruments	17	67
Customer deposits	6,736	5,739
Total current liabilities	11,655	12,055
Long-term debt	21,263	18,165
Long-term operating lease liabilities	611	600
Other long-term liabilities	654	554
Total liabilities	34,183	31,374

Shareholders’ equity
Preferred stock ($0.01 par value; 20,000,000 shares authorized; none outstanding)	—	—
Common stock ($0.01 par value; 500,000,000 shares authorized; 303,877,626 and 303,054,848 shares issued, June 30, 2026 and December 31, 2025, respectively)	3	3
Paid-in capital	7,896	7,964
Retained earnings	7,187	5,925
Accumulated other comprehensive loss	(516)	(604)
Treasury stock (36,429,278 and 32,631,826 common shares at cost, at June 30, 2026 and December 31, 2025, respectively)	(4,334)	(3,251)
Total shareholders’ equity attributable to Royal Caribbean Cruises Ltd.	10,236	10,037
Noncontrolling Interest	225	208
Total shareholders’ equity	10,461	10,245
Total liabilities and shareholders’ equity	$44,644	$41,619
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited; in millions)
	Six Months Ended June 30,
	2026	2025
Operating Activities
Net Income	$2,086	$1,950
Adjustments:
Depreciation and amortization	925	829
Net deferred income tax (benefit) expense	(2)	4
Loss (Gain) on derivative instruments not designated as hedges	8	(56)
Share-based compensation expense	68	92
Equity investment income	(151)	(155)
Amortization of debt issuance costs, discounts and premiums	14	46
Loss on extinguishment of debt and inducement expense	60	10
Changes in operating assets and liabilities:
Increase in trade and other receivables, net	(138)	(51)
(Increase) decrease in inventories	(3)	17
Increase in prepaid expenses and other assets	(133)	(142)
Increase in accounts payable	6	24
Decrease in accrued expenses and other liabilities	(107)	(21)
Increase in customer deposits	996	883
Other, net	65	(57)
Net cash provided by operating activities	3,694	3,373
Investing Activities
Purchases of property and equipment	(3,237)	(1,264)
Cash received on settlement of derivative financial instruments	109	111
Cash paid on settlement of derivative financial instruments	(18)	(11)
Investments in and loans to unconsolidated affiliates	(43)	(77)
Cash received on loans from unconsolidated affiliates	—	70
Other, net	(13)	25
Net cash used in investing activities	(3,202)	(1,146)
Financing Activities
Debt proceeds	5,716	730
Debt issuance costs	(103)	(28)
Repayments of debt	(4,193)	(1,945)
Repurchase of common stock	(1,035)	(241)
Dividends paid	(674)	(348)
Payments of withholding tax on stock awards	(191)	(62)
Other, net	39	7
Net cash used in financing activities	(441)	(1,887)
Effect of exchange rate changes on cash and cash equivalents	(1)	7
Net increase in cash and cash equivalents	50	347
Cash and cash equivalents at beginning of period	825	388
Cash and cash equivalents at end of period	$875	$735

The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited; in millions)
	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure
Cash paid during the period for:
Interest, net of amount capitalized	$431	$443
Non-cash Investing Activities
Purchase of property and equipment included in accounts payable and accrued expenses and other liabilities	$248	$61
The accompanying notes are an integral part of these consolidated financial statements

ROYAL CARIBBEAN CRUISES LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(unaudited; in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2026	$3	$7,867	$6,460	$(385)	$(4,135)	$218	$10,028
Activity related to employee stock plans	—	29	—	—	—	—	29
Common stock dividends, $1.50 per share	—	—	(401)	—	—	—	(401)
Changes related to cash flow derivative hedges	—	—	—	(137)	—	—	(137)
Change in defined benefit plans	—	—	—	6	—	—	6
Repurchase of common stock	—	—	—	—	(199)	—	(199)
Net Income attributable to Noncontrolling interest	—	—		—	—	8	8
Other activity attributable to noncontrolling interest	—	—	—	—	—	(1)	(1)
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,128	—	—	—	1,128
Balance at June 30, 2026	$3	$7,896	$7,187	$(516)	$(4,334)	$225	$10,461

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2026	$3	$7,964	$5,925	$(604)	$(3,251)	$208	$10,245
Activity related to employee stock plans	—	(68)	—	—	—	—	(68)
Common stock dividends, $3.00 per share	—	—	(808)	—	—	—	(808)
Changes related to cash flow derivative hedges	—	—	—	84	—	—	84
Change in defined benefit plans	—	—	—	4	—	—	4
Repurchase of common stock	—	—	—	—	(1,083)	—	(1,083)
Net Income attributable to Noncontrolling interest	—	—	—	—	—	16	16
Other activity attributable to noncontrolling interest	—	—	—	—	—	1	1
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	2,070	—	—	—	2,070
Balance at June 30, 2026	$3	$7,896	$7,187	$(516)	$(4,334)	$225	$10,461

The accompanying notes are an integral part of these consolidated financial statements

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at April 1, 2025	$3	$7,846	$3,139	$(695)	$(2,333)	$182	$8,142
Activity related to employee stock plans	—	42	—	—	—	—	42
Common stock dividends, $0.75 per share	—	—	(205)	—	—	—	(205)
Convertible notes settlement	—	(14)	—	—	—	—	(14)
Changes related to cash flow derivative hedges	—	—	—	181	—	—	181
Change in defined benefit plans	—	—	—	4	—	—	4
Foreign currency translation adjustments	—	—	—	(9)	—	—	(9)
Net Income attributable to noncontrolling interest	—	—	—	—	—	5	5
Other activity attributable to noncontrolling interest	—	—	—	—	—	4	4
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,210	—	—	—	1,210
Balance at June 30, 2025	$3	$7,874	$4,144	$(519)	$(2,333)	$191	$9,360

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest	Total Shareholders' Equity
Balance at January 1, 2025	$3	$7,831	$2,612	$(802)	$(2,081)	$172	$7,735
Activity related to employee stock plans	—	50	—	—	—	—	50
Common stock dividends, $1.50 per share	—	—	(408)	—	—	—	(408)
Convertible notes settlement	—	(7)	—	—	—	—	(7)
Changes related to cash flow derivative hedges	—	—	—	309	—	—	309
Foreign currency translation adjustments	—	—	—	(26)	—	—	(26)
Repurchase of common stock	—	—	—	—	(252)	—	(252)
Net Income attributable to noncontrolling interest	—	—	—	—	—	10	10
Other activity attributable to noncontrolling interest	—	—	—	—	—	9	9
Net Income attributable to Royal Caribbean Cruises Ltd.	—	—	1,940	—	—	—	1,940
Balance at June 30, 2025	$3	$7,874	$4,144	$(519)	$(2,333)	$191	$9,360
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
Note 1. General
Description of Business
We are a global cruise company. We own and operate three global cruise brands: Royal Caribbean, Celebrity Cruises and Silversea (collectively, our "Global Brands"). We also own a 50% joint venture interest in TUI Cruises GmbH ("TUIC", "TUI Cruises"), which operates the German brands Mein Schiff and Hapag-Lloyd Cruises (collectively, our "Partner Brands"). We account for our investments in our Partner Brands under the equity method of accounting. Together, our Global Brands and our Partner Brands operated a combined fleet of 71 ships as of June 30, 2026. Our ships offer a selection of worldwide itineraries that call on more than 1,000 destinations in over 120 countries on all seven continents.
Basis for Preparation of Consolidated Financial Statements
The unaudited consolidated financial statements are presented pursuant to the rules and regulations of the Securities and Exchange Commission. In our opinion, these statements include all adjustments necessary for a fair statement of the results of the interim periods reported herein. Adjustments consist only of normal recurring items, except for any items discussed in the notes below. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted as permitted by such Securities and Exchange Commission rules and regulations. Estimates are required for the preparation of financial statements in accordance with these principles. Certain amounts in tables may not add or calculate due to the use of rounded numbers. Actual results could differ from these estimates. Refer to Note 2. Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our significant accounting policies.
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
Reclassifications
For the quarter and six months ended June 30, 2026, we separately presented Provision for income taxes in our consolidated statements of comprehensive income (loss). As a result, prior year amounts were reclassified from Other income (expense) to conform to the current year presentation.
For the six months ended June 30, 2026, we separately presented Payments of withholding tax on stock awards in our consolidated statements of cash flows. As a result, prior year amounts were reclassified from Other, net within Financing Activities to conform to the current year presentation. Additionally, we no longer separately present Premium on repayment of debt in our consolidated statements of cash flows. As a result, certain immaterial amounts presented in prior periods were reclassified to Other, net within Financing Activities to conform to the current year presentation.
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
Passenger ticket revenues include charges to our guests for port costs that vary with passenger head counts. These types of port costs, along with port costs that do not vary by passenger head counts, are included in our operating expenses. The amounts of port costs charged to our guests and included within Passenger ticket revenues on a gross basis were $354 million and $318 million for the quarters ended June 30, 2026 and 2025, respectively, and $675 million and $594 million for the six months ended June 30, 2026 and 2025, respectively.
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

Disaggregated Revenues
The following table disaggregates our total revenues by geographic regions where we provide cruise itineraries (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues by itinerary
North America (1)	$3,053	$2,842	$6,269	$5,696
Asia/Pacific	348	326	960	972
Europe	1,014	943	1,085	980
Other regions (2)	199	210	501	469
Total revenues by itinerary	4,614	4,321	8,815	8,117
Other revenues (3)	218	217	469	420
Total revenues	$4,832	$4,538	$9,284	$8,537
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
Passenger ticket revenues are attributed to geographic areas based on where the reservation originates. For the quarters and six months ended June 30, 2026 and 2025, our guests were sourced from the following areas:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passenger ticket revenues:
United States	78%	77%	76%	76%
All other countries (1)	22%	23%	24%	24%
(1) No other individual country's revenue exceeded 10% for the quarters and six months ended June 30, 2026 and 2025.
Customer Deposits and Contract Liabilities
Our payment terms generally require an upfront deposit to confirm a reservation, with the balance due prior to the cruise. Deposits received on sales of passenger cruises are initially recorded as Customer deposits in our consolidated balance sheets and subsequently recognized as passenger ticket revenues or onboard revenues during the duration of the cruise. ASC 606, Revenues from Contracts with Customers, defines a “contract liability” as an entity’s obligation to transfer goods or services to a customer for which the entity has received consideration from the customer. We do not consider customer deposits to be a contract liability until the customer no longer retains the unilateral right, resulting from the passage of time, to cancel such customer's reservation and receive a full refund. Customer deposits presented in our consolidated balance sheets include contract liabilities of $3.7 billion and $3.1 billion as of June 30, 2026 and December 31, 2025.
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
Our credit card processing agreements require us, under certain circumstances, to maintain a reserve that can be satisfied by posting collateral. As of June 30, 2026, none of our credit card processors required us to maintain a reserve.
We have contract assets that are conditional rights to consideration for satisfying the construction services performance obligations under service concession arrangements. As of June 30, 2026 and December 31, 2025, our contract assets were $220 million and $187 million, respectively, and were included within Other assets in our consolidated balance sheets. Given the short duration of our cruises and our collection terms, we do not have any other significant contract assets.
Assets Recognized from the Costs to Obtain a Contract with a Customer
Prepaid travel advisor commissions and prepaid credit and debit card fees are an incremental cost of obtaining contracts with customers that we recognize as an asset and include within Prepaid expenses and other assets in our consolidated balance sheets. Prepaid travel advisor commissions and prepaid credit and debit card fees were $318 million and $245 million as of June 30, 2026 and December 31, 2025, respectively. Our prepaid travel advisor commissions and prepaid credit and debit card fees are recognized at the time of revenue recognition or at the time of voyage cancellation, and are reported primarily within Commissions, transportation and other in our consolidated statements of comprehensive income (loss).
Note 4. Earnings Per Share
A reconciliation between basic and diluted earnings per share is as follows (in millions, except per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd. for basic earnings per share	$1,128	$1,210	$2,070	$1,940
Add convertible notes interest and inducement expense	—	1	—	16
Net Income attributable to Royal Caribbean Cruises Ltd. for diluted earnings per share	$1,128	$1,211	$2,070	$1,956
Weighted-average common shares outstanding	268	272	269	270
Dilutive effect of stock-based awards	1	1	1	1
Dilutive effect of convertible notes	—	2	—	4
Diluted weighted-average shares outstanding	268	275	270	275
Basic earnings per share	$4.21	$4.45	$7.70	$7.17
Diluted earnings per share	$4.20	$4.41	$7.68	$7.10
There were no antidilutive shares for the quarters and six months ended June 30, 2026 and 2025, respectively.
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

As of June 30, 2026 and December 31, 2025 the net book value of our investment in TUIC was $1.1 billion and $990 million, respectively, primarily consisting of equity.
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
We have determined that Floating Docks S. DE RL. (“Floating Docks”), our approximately 33%-owned joint venture with the other shareholders of Grand Bahama, is a VIE. This entity was responsible for constructing two floating drydocks, both of which will allow Grand Bahama to service our cruise ships in operation and under construction, as well as much of the world’s commercial shipping fleet. We have determined that we are not the primary beneficiary of Floating Docks, as we do not have the power to direct the activities that most significantly impact the facility’s economic performance. Accordingly, we do not consolidate this entity and account for this investment under the equity method of accounting. As of June 30, 2026 the net book value of our investment in Floating Docks was $175 million, primarily consisting of loans.
The following tables set forth information regarding our investments accounted for under the equity method of accounting, including the entities discussed above (in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Share of equity income from investments	$67	$107	$151	$155

	As of June 30, 2026	As of December 31, 2025
Total notes receivable due from equity investments	$175	$128
Less-current portion (1)	—	—
Long-term portion (2)	$175	$128
(1) Included within Trade and other receivables, net in our consolidated balance sheets.
(2) Included within Other assets in our consolidated balance sheets.

Note 6. Debt
Debt consists of the following (in millions):

	Weighted Average Rate (1)	Maturities Through	As of June 30, 2026	As of December 31, 2025
Fixed rate debt:
Unsecured senior notes	5.52%	2027 - 2038	$12,041	$11,197
Unsecured term loans	3.33%	2026 - 2038	8,445	8,024
Total fixed rate debt			20,486	19,221
Variable rate debt:
Unsecured revolving credit facilities (2)	4.65%	2028 - 2030	300	—
USD unsecured term loan	5.04%	2026 - 2038	2,279	2,328
Euro unsecured term loan	4.06%	2026 - 2042	183	194
Total variable rate debt			2,762	2,522
Finance lease liabilities			159	159
Total debt (3)			23,407	21,902
Less: unamortized debt issuance costs			(571)	(557)
Total debt, net of unamortized debt issuance costs			22,836	21,345
Less—current portion			(1,573)	(3,180)
Long-term portion			$21,263	$18,165
(1) Weighted average interest rates are based on outstanding loan balance as of June 30, 2026, and for variable rate debt include either EURIBOR or the applicable Term SOFR plus the applicable margin.
(2) Advances under our unsecured revolving credit facilities accrue interest at Term SOFR plus an interest rate margin of 1.02%. Based on applicable Term SOFR rates, as of June 30, 2026, the interest rate under the unsecured credit facilities was 4.65%. We also pay a facility fee of 0.11% of the total commitments under such facility.
(3) At June 30, 2026 and December 31, 2025, the weighted average interest rate for total debt was 4.66% and 4.69%, respectively.
Unsecured Revolving Credit Facilities
As of June 30, 2026 our aggregate revolving credit capacity is $6.4 billion. The commitments are split evenly between the two facilities and are scheduled to mature in October 2028 and October 2030. As of June 30, 2026, we had undrawn capacity of $6 billion under our unsecured revolving credit facilities. In July 2026, we exercised the accordion feature of our revolving credit facilities to increase the aggregate capacity by $250 million to $6.6 billion.
Debt financing transactions
In February 2026, we issued $1.25 billion of senior notes due in 2033, and $1.25 billion of senior notes due in 2038, for net proceeds of approximately $2.5 billion. Interest accrues on the notes at a fixed rate of 4.750% and 5.250% per annum and is payable semi-annually in arrears, respectively. The net proceeds from the offering were primarily used to refinance the senior notes maturing in 2026 and any remaining net proceeds to repay existing indebtedness. The repayment resulted in an immaterial loss on extinguishment of debt recognized within Interest expense, net of interest capitalized within our consolidated statements of comprehensive income (loss) for the six months ended June 30, 2026.
Export credit facilities and agency guarantees
In June 2026, we took delivery of Legend of the Seas. To finance the delivery, we borrowed $1.9 billion under the committed financing agreement, resulting in an unsecured term loan which is 95% guaranteed by Finnvera plc. The unsecured loan amortizes semi-annually over 12 years. A portion of the loan bears interest at a fixed rate of 3.41% per annum and the other at a floating rate equal to the applicable term SOFR plus 1.19%.
All of our unsecured ship financing term loans are guaranteed by the export credit agency in the respective country in which the ship is constructed. For the majority of the loans as of June 30, 2026, we pay to the applicable export credit agency, depending on the financing agreement, an average per ship upfront fee ranging from 2.35% to 4.53% of the maximum loan amount in consideration for these guarantees. We amortize the fees that are paid upfront over the life of the loan through Interest expense, net of interest capitalized. We classify these fees within Amortization of debt issuance costs, discounts and premiums in our consolidated statements of cash flows. Prior to the loan being drawn, we present these fees within Other assets in our consolidated balance sheets. Once the loan is drawn, such fees are classified as a discount to the related loan, or contra-liability account, within Current portion of long-term debt or long-term debt.
Debt covenants
Our revolving credit facilities, the majority of our term loans, and certain of our credit card processing agreements, contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of June 30, 2026, we were in compliance with our debt covenants and we estimate we will be in compliance for the next twelve months.
Annual maturities
The following is a schedule of annual maturities on our total debt, including finance leases, as of June 30, 2026 for each of the next five years (in millions):

Year	As of June 30, 2026 (1)
Remainder of 2026	$860
2027	2,704
2028	3,445
2029	1,218
2030	1,318
Thereafter	13,862
$23,407
(1) Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2026.

Note 7. Leases
Operating leases
Our operating leases primarily relate to preferred berthing arrangements, real estate, and shipboard equipment which are included within Operating lease right-of-use assets, and Long-term operating lease liabilities, with the current portion of the liability included within Current portion of operating lease liabilities in our consolidated balance sheets as of June 30, 2026 and December 31, 2025. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term.
The company's preferred berthing agreement with Miami-Dade County ("County") includes the development plans for the County to finance the construction of a new and improved cruise Terminal G at PortMiami. The aggregate amount of the operating lease liabilities recorded for this berthing agreement was $167 million as of June 30, 2026 and $168 million as of December 31, 2025. There will be future remeasurements of the operating lease as the County completes several construction milestones throughout the term of the extended lease, including an expected remeasurement in 2027 or later, when the County satisfies substantial completion of Terminal G, as the minimum lease payments will increase at such time to approximately $55 million per year, with expected 3% annual increases thereafter.
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

Finance leases
Our finance leases primarily relate to buildings and surrounding land located at our Miami headquarters. Finance leases are included within Property and Equipment, net and Long-term debt with the current portion of the liability included within Current portion of long-term debt in our consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The Company's master lease agreement (“Master Lease”) with the County related to the buildings and surrounding land located at our Miami headquarters is classified as a finance lease in accordance with ASC 842, Leases. The Master Lease, including two five-year options to extend, which we are reasonably certain to exercise, expires in 2077. The agreement with the County includes financing plans to finalize the development of the buildings and land. The total aggregate amount of the finance lease liabilities recorded for this Master Lease was $108 million as of June 30, 2026 and December 31, 2025. The development of the new campus buildings is expected to be completed in the fourth quarter of 2026, and the lease components will be recorded within our consolidated financial statements upon commencement.
As of June 30, 2026, maturities related to lease liabilities have not changed significantly when compared to our population of operating and finance leases as of December 31, 2025.
Note 8. Commitments and Contingencies
Ship Purchase Obligations
As of June 30, 2026, our Global Brands and our Partner Brands have the following ships on order:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Hero of the Seas	Meyer Turku Oy	3rd Quarter 2027	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2029	5,600
Discovery-class:
Unnamed	Chantiers de l'Atlantique	4th Quarter 2029	4,300
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2032	4,300
Celebrity Cruises
Edge-Class:
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Celebrity River Cruises:
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170
Unnamed	TeamCo Shipyard	1st Quarter 2028	170
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170
Mein Schiff
Unnamed	Fincantieri	1st Quarter 2031	4,100
Unnamed	Fincantieri	4th Quarter 2032	4,100
Total Berths			43,230
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
In March 2026, we entered into agreements with Meyer Turku to build our sixth and seventh Icon-class ships. The agreements for the sixth and seventh Icon-class ships became effective in April 2026, and July 2026, respectively.
In April 2026, we entered into agreements in connection with the 95% Finnvera-backed financing of approximately 80% of the contract price of the fifth Icon-class ship. The maximum loan amount under the financing is not to exceed the United States dollar equivalent of €2.2 billion, or approximately $2.5 billion based on the exchange rate at June 30, 2026. The loan will amortize semi-annually and has an expected final maturity of 12 years from the delivery date. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.80%. The fifth Icon-class ship will have a capacity of approximately 5,600 berths.
In April 2026, we entered into two credit agreements for the unsecured financing of the first and second Discovery-class ships for an amount up to 80% of each ship's contract price through facilities to be guaranteed 95% by BpiFrance, the official export credit agency of France. The maximum loan amount under each facility is not to exceed the United States dollar equivalent of €1.7 billion, or approximately $1.9 billion based on the exchange rate at June 30, 2026. Each loan, once funded, will amortize semi-annually and has an expected final maturity of 12 years following the delivery of each ship. Interest on each loan will accrue at a floating rate equal to Term SOFR + 0.83%. The first and second Discovery-class ships will have a capacity of approximately 4,300 berths.
In July 2026, we entered into a credit agreement in connection with the 95% Finnvera-backed financing of approximately 80% of the contract price of the sixth Icon-class ship. The maximum loan amount under the financing is not to exceed the United States dollar equivalent of €2.2 billion, or approximately $2.5 billion based on the exchange rate at June 30, 2026. The loan will amortize semi-annually and has an expected final maturity of 12 years from the delivery date. Interest on the loan will accrue at a floating rate equal to Term SOFR + 0.80%. The sixth Icon-class ship will have a capacity of approximately 5,600 berths.
As of June 30, 2026, the aggregate cost of our ships on order presented in the table above, not including any ships on order by our Partner Brands, was approximately $16.5 billion, of which we had deposited $1.3 billion. Refer to Note 11. Fair Value Measurements and Derivative Instruments for further information.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff petitioned the United States Supreme Court for a writ of certiorari, which was granted on October 3, 2025. The U.S Supreme Court issued an opinion on May 21, 2026 vacating the 11th Circuit's prior ruling, which had held that Havana Docks' concession interest expired in 2004 for purposes of Title III liability, and remanded the case back to the 11th Circuit for consideration of several defenses that remain unresolved.
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
Note 9. Shareholders' Equity
Dividends
During both the first and the second quarter of 2026 we declared a cash dividend on our common stock of $1.50 per share, which was paid in April 2026 and July 2026, respectively. Additionally, during the first quarter of 2026, we paid a cash dividend on our common stock of $1.00 per share, which was declared during the fourth quarter of 2025.
Common Stock Repurchase Program
In December 2025, our Board authorized a common stock repurchase program for up to $2 billion. The timing and number of shares to be repurchased will depend on a variety of factors including price and market conditions. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. During the six months ended June 30, 2026, we repurchased 3.7 million shares of our common stock under this program, for a total of $1 billion in open market transactions that were recorded in Treasury Stock in our consolidated balance sheets. As of June 30, 2026, we have $805 million that remains available for future stock repurchase transactions under our Board authorized program.

Note 10. Changes in Accumulated Other Comprehensive Loss
The following table presents the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2026 and 2025 (in millions):

	Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2026				Accumulated Other Comprehensive Loss for the Six Months Ended June 30, 2025
	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss	Changes related to cash flow derivative hedges	Changes in defined benefit plans	Foreign currency translation adjustments	Accumulated other comprehensive loss
Accumulated comprehensive loss at beginning of the year	$(595)	$6	$(15)	$(604)	$(823)	$10	$11	$(802)
Other comprehensive income (loss) before reclassifications	160	4	—	164	310	—	(26)	284
Amounts reclassified from accumulated other comprehensive loss	(76)	—	—	(76)	(1)	—	—	(1)
Net current-period other comprehensive income (loss)	84	4	—	88	309	—	(26)	283
Ending balance	$(511)	$10	$(15)	$(516)	$(514)	$10	$(15)	$(519)

The following table presents reclassifications out of accumulated other comprehensive loss for the quarters and six months ended June 30, 2026 and 2025 (in millions):

	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income
Details About Accumulated Other Comprehensive Loss Components	Quarter Ended June 30, 2026	Quarter Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Affected Line Item in Statements of Comprehensive Income (Loss)
Gain (loss) on cash flow derivative hedges:
Interest rate swaps	$3	$6	$7	$13	Interest expense, net of interest capitalized
Foreign currency forward contracts	(5)	(6)	(10)	(12)	Depreciation and amortization expenses
Fuel swaps	60	(4)	79	—	Fuel
	$58	$(4)	$76	$1

Note 11. Fair Value Measurements and Derivative Instruments
Fair Value Measurements
The estimated fair value of our financial instruments that are not measured at fair value, categorized based upon the fair value hierarchy, are as follows (in millions):

	Fair Value Measurements at June 30, 2026					Fair Value Measurements at December 31, 2025
Description	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)	Total Carrying Amount	Total Fair Value	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Cash and cash equivalents (4)	$875	$875	$875	$—	$—	$825	$825	$825	$—	$—
Total Assets	$875	$875	$875	$—	$—	$825	$825	$825	$—	$—
Liabilities:
Long-term debt (including current portion of debt) (5)	$22,677	$23,040	$—	$23,040	$—	$21,186	$21,877	$—	$21,877	$—
Total Liabilities	$22,677	$23,040	$—	$23,040	$—	$21,186	$21,877	$—	$21,877	$—
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
(3) Inputs that are unobservable. The Company did not use any Level 3 inputs as of June 30, 2026 and December 31, 2025.
(4) Consists of cash and marketable securities with original maturities of less than 90 days.
(5) Consists of unsecured revolving credit facilities, senior notes, and term loans. These amounts do not include our finance lease obligations, and are net of our unamortized debt issuance costs.
Other Financial Instruments
The carrying amounts of accounts receivable, accounts payable, and accrued expenses approximate fair value as of June 30, 2026 and December 31, 2025.
Assets and liabilities that are recorded at fair value have been categorized based upon the fair value hierarchy. The following table presents information about the Company’s financial instruments recorded at fair value on a recurring basis (in millions):

	Fair Value Measurements at June 30, 2026				Fair Value Measurements at December 31, 2025
Description	Total	Level 1(1)	Level 2(2)	Level 3(3)	Total	Level 1(1)	Level 2(2)	Level 3(3)
Assets:
Derivative financial instruments(4)	$117	$—	$117	$—	$144	$—	$144	$—
Total Assets	$117	$—	$117	$—	$144	$—	$144	$—
Liabilities:
Derivative financial instruments(4)	$126	$—	$126	$—	$124	$—	$124	$—
Total Liabilities	$126	$—	$126	$—	$124	$—	$124	$—
(1)Inputs based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Valuation of these items does not entail a significant amount of judgment. No Level 1 inputs were used in fair value measurements of other financial instruments as of June 30, 2026 and December 31, 2025.
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
(3)Inputs that are unobservable. No Level 3 inputs were used in fair value measurements of other financial instruments as of June 30, 2026 and December 31, 2025.
(4)Consists of foreign currency forward contracts, interest rate and fuel swaps. Refer to the "Fair Value of Derivative Instruments" table for breakdown by instrument type.
The reported fair values are based on a variety of factors and assumptions. Accordingly, the fair values may not represent actual values of the financial instruments that could have been realized as of June 30, 2026 or December 31, 2025, or that will be realized in the future, and do not include expenses that could be incurred in an actual sale or settlement.
Nonfinancial Instruments Recorded at Fair Value on a Nonrecurring Basis
Nonfinancial instruments include items such as goodwill, indefinite-lived intangible assets, long-lived assets, right-of-use assets and equity method investments that are measured at fair value on a nonrecurring basis when events and circumstances indicate the carrying value is not recoverable. There were no material nonfinancial instruments recorded at fair value as of June 30, 2026 or December 31, 2025.
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
The following table presents information about the Company’s offsetting of financial assets and liabilities under master netting agreements with derivative counterparties (in millions):

	Gross Amounts not Offset in the Consolidated Balance Sheet that are Subject to Master Netting Agreements
	As of June 30, 2026				As of December 31, 2025
	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets	Gross Amount of Derivative Assets Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Liabilities	Cash Collateral Received	Net Amount of Derivative Assets
Derivatives subject to master netting agreements	$117	$(47)	$—	$70	$144	$(59)	$—	$85
Total	$117	$(47)	$—	$70	$144	$(59)	$—	$85
	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities	Gross Amount of Derivative Liabilities Presented in the Consolidated Balance Sheet	Gross Amount of Eligible Offsetting Recognized Derivative Assets	Cash Collateral Pledged	Net Amount of Derivative Liabilities
Derivatives subject to master netting agreements	$(126)	$47	$—	$(79)	$(124)	$59	$—	$(65)
Total	$(126)	$47	$—	$(79)	$(124)	$59	$—	$(65)
Concentrations of Credit Risk
We monitor our credit risk associated with financial and other institutions with which we conduct significant business, and to minimize these risks, we select counterparties with credit risks acceptable to us and we seek to limit our exposure to an individual counterparty. Credit risk, including, but not limited to, counterparty nonperformance under derivative instruments, our credit facilities and new ship progress payment guarantees, is not considered significant, as we primarily conduct business with large, well-established financial institutions, insurance companies and export credit agencies many of which we have long-term relationships with and which have credit risks acceptable to us or where the credit risk is spread out among a large number of counterparties. As of June 30, 2026, we had counterparty credit risk exposure under our derivative instruments of $71 million, which was limited to the cost of replacing the contracts in the event of non-performance by the counterparties to the contracts, the majority of which are currently our lending banks. We do not anticipate nonperformance by any of our significant counterparties. In addition, we have established guidelines we follow regarding credit ratings and instrument maturities to maintain safety and liquidity. We do not normally require collateral or other security to support credit relationships; however, in certain circumstances this option is available to us.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates primarily relates to our debt obligations, including future interest payments. At June 30, 2026 and December 31, 2025, approximately 91% and 93%, respectively, of our debt was effectively fixed-rate debt, which is net of our interest rate swap agreements. We use interest rate swap agreements to modify our exposure to interest rate movements and to manage our interest expense.
Market risk associated with our fixed-rate debt is the potential increase in fair value resulting from a decrease in interest rates. At June 30, 2026, there were no interest rate swap agreements for fixed-rate debt instruments.
We use interest rate swap agreements that effectively convert a portion of our floating-rate debt to a fixed-rate basis to manage the market risk of increasing interest rates. At June 30, 2026 and December 31, 2025, we maintained interest rate swap agreements on the following floating-rate debt instruments:

Debt Instrument	Swap Notional as of June 30, 2026 (in millions)	Maturity	Debt Floating Rate	Spread	All-in Fixed Rate
Quantum of the Seas term loan	$31	October 2026	Term SOFR plus	1.30%	3.78%
Anthem of the Seas term loan	60	April 2027	Term SOFR plus	1.30%	3.90%
Ovation of the Seas term loan	138	April 2028	Term SOFR plus	1.00%	3.20%
Harmony of the Seas term loan (1)	132	May 2028	EURIBOR plus	1.15%	2.26%
Odyssey of the Seas term loan (2)	249	October 2032	Term SOFR plus	0.96%	3.28%
Odyssey of the Seas term loan (2)	125	October 2032	Term SOFR plus	0.96%	2.91%
	$735
(1)Interest rate swap agreements hedging the Euro-denominated term loan for Harmony of the Seas include EURIBOR zero-floors matching the hedged debt EURIBOR zero-floor. Amount presented is based on the exchange rate as of June 30, 2026.
(2)Interest rate swap agreements hedging the term loan of Odyssey of the Seas include Term SOFR zero-floors, Term SOFR with no floors, and Overnight SOFR.
The notional amount of interest rate swap agreements related to outstanding debt as of June 30, 2026 and December 31, 2025 was $0.7 billion and $0.9 billion respectively. These interest rate swap agreements are accounted for as cash flow hedges.
Foreign Currency Exchange Rate Risk
Derivative Instruments
Our primary exposure to foreign currency exchange rate risk relates to our ship construction contracts denominated in Euros, our foreign currency denominated debt, and our international business operations. We enter into foreign currency forward contracts to manage portions of the exposure to movements in foreign currency exchange rates. As of June 30, 2026, the aggregate cost of our ships on order was $16.5 billion, of which we had deposited $1.3 billion as of such date. These amounts do not include any ships placed on order that are contingent upon completion of conditions precedent and/or financing any ships on order by our Partner Brands. Refer to Note 8. Commitments and Contingencies, for further information on our ships on order. At June 30, 2026 and December 31, 2025, approximately 52.6% and 64.1%, respectively, of the aggregate cost of the ships under construction was exposed to fluctuations in the Euro exchange rate. Our foreign currency forward contract agreements are accounted for as cash flow or net investment hedges depending on the designation of the related hedge.
On a regular basis, we enter into foreign currency forward contracts and, from time to time, we utilize cross-currency swap agreements and collar options to minimize the volatility resulting from the remeasurement of net monetary assets and liabilities denominated in a currency other than our functional currency or the functional currencies of our foreign subsidiaries. During the second quarter of 2026 and 2025 the average notional amount of foreign currency forward contracts was approximately $1.4 billion and $1.1 billion, respectively. These instruments are not designated as hedging instruments. For the quarter and six months ended June 30, 2026 and 2025, changes in the fair value of the foreign currency forward contracts and the remeasurement of monetary assets and liabilities denominated in foreign currencies resulted in immaterial gain (losses). These amounts were recognized in earnings within Other income in our consolidated statements of comprehensive income (loss).
The notional amount of outstanding foreign exchange contracts, excluding the forward contracts entered into to minimize remeasurement volatility, as of June 30, 2026 and December 31, 2025 was $4.9 billion and $2.0 billion respectively.

Non-Derivative Instruments
We consider our investments in our foreign operations to be denominated in relatively stable currencies and to be of a long-term nature. We address the exposure of our investments in foreign operations by denominating a portion of our debt in our subsidiaries’ and investments’ functional currencies and designating it as a hedge of these subsidiaries and investments. We had designated debt as a hedge of our net investments in TUI Cruises of €573 million, or approximately $655 million, as of June 30, 2026. As of December 31, 2025, we had designated debt as a hedge of our net investments primarily in TUI Cruises of €631 million, or approximately $740 million.
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
Changes in the fair value of fuel swaps for which cash flow hedge accounting was discontinued are currently recognized in Other income (expense) for each reporting period through the maturity dates of the fuel swaps. For the quarters ended June 30, 2026 and 2025, we did not discontinue cash flow hedge accounting on any material amount of our fuel swap agreements.
At June 30, 2026, we have hedged the variability in future cash flows for certain forecasted fuel transactions occurring through 2029. As of June 30, 2026 and December 31, 2025, we had the following outstanding fuel swap agreements designated as hedging instruments:

	Fuel Swap Agreements
	As of June 30, 2026	As of December 31, 2025
	(metric tons)
Designated as hedges:
2026	525,350	1,065,500
2027	875,048	819,048
2028	545,599	465,699
2029	281,400	—

	Fuel Swap Agreements
	As of June 30, 2026	As of December 31, 2025
	(% hedged)
Designated hedges as a % of projected fuel purchases:
2026	58%	60%
2027	49%	47%
2028	29%	26%
2029	14%	—%

As of June 30, 2026, there was $41 million of estimated unrealized net gain associated with our cash flow hedges pertaining to fuel swap agreements that is expected to be reclassified to earnings from Accumulated other comprehensive loss within the next twelve months when compared to $66 million of estimated unrealized net loss at December 31, 2025. Reclassification is expected to occur as the result of fuel consumption associated with our hedged forecasted fuel purchases.
The fair value and line item caption of derivative instruments recorded within our consolidated balance sheets were as follows (in millions):

	Fair Value of Derivative Instruments
	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2026	As of December 31, 2025	Balance Sheet Location	As of June 30, 2026	As of December 31, 2025
		Fair Value	Fair Value		Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815-20(1)
Interest rate swaps	Derivative financial instruments	$1	$1	Derivative financial instruments	$—	$—
Interest rate-swaps	Other assets	31	29	Other long-term liabilities	—	1
Foreign currency forward contracts	Derivative financial instruments	—	114	Derivative financial instruments	11	—
Foreign currency forward contracts	Other assets	3	—	Other long-term liabilities	107	—
Fuel swaps	Derivative financial instruments	46	—	Derivative financial instruments	6	67
Fuel swaps	Other assets	36	—	Other long-term liabilities	$2	56
Total derivatives designated as hedging instruments under 815-20		$117	$144		$126	$124
(1)Subtopic 815-20 “Hedging-General” under ASC 815.
The carrying value and line item caption of non-derivative instruments designated as hedging instruments recorded within our consolidated balance sheets were as follows (in millions):

		Carrying Value
Non-derivative instrument designated as hedging instrument under ASC 815-20	Balance Sheet Location	As of June 30, 2026	As of December 31, 2025
Foreign currency debt	Current portion of long-term debt	$132	$136
Foreign currency debt	Long-term debt	523	605
		$655	$741

The effect of derivative instruments qualifying and designated as cash flow hedging instruments on the consolidated financial statements was as follows (in millions):

Derivatives under ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives
	Quarter Ended June 30, 2026	Quarter Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Interest rate swaps	$5	$(3)	$11	$(8)
Foreign currency forward contracts	(24)	238	(149)	355
Fuel swaps	(60)	(58)	298	(37)
	$(79)	$177	$160	$310

The effect of non-derivative instruments qualifying and designated as net investment hedging instruments on the consolidated financial statements was as follows (in millions):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)
Non-derivative instruments under ASC 815-20 Net Investment Hedging Relationships	Quarter Ended June 30, 2026	Quarter Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Foreign Currency Debt	$4	$(66)	$18	$(109)
	$4	$(66)	$18	$(109)
The effect of derivatives not designated as hedging instruments on the consolidated financial statements was as follows (in millions):

		Amount of (Loss) Gain Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments under ASC 815-20	Location of Gain (Loss) Recognized in Income on Derivatives	Quarter Ended June 30, 2026	Quarter Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Foreign currency forward contracts	Other income (expense)	$1	$53	$(7)	$55
Fuel swaps	Other income (expense)	—	2	—	2
		$1	$55	$(7)	$57

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
•a discussion of our results of operations for the quarter and six months ended June 30, 2026, compared to the same period in 2025; and
•a discussion of our liquidity and capital resources, including our future capital and material cash requirements and potential funding sources.

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
Adjusted EBITDA is a non-GAAP measure that represents EBITDA (as defined below) excluding certain items that we believe adjusting for is meaningful when assessing our profitability on a comparative basis. For the periods presented, these items included (i) other income; (ii) restructuring charges and other initiative expenses; and (iii) equity investment impairment, (recovery) of losses and other. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted EBITDA is provided below under Results of Operations.
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
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is a non-GAAP measure that represents Net Income attributable to Royal Caribbean Cruises Ltd., excluding certain items that we believe adjusting for is meaningful when assessing our performance on a comparative basis. For the periods presented, these items included (i) loss on extinguishment of debt and inducement expense; (ii) restructuring charges and other initiative expenses; (iii) the amortization of the Silversea intangible assets resulting from the Silversea acquisition; (iv) gain on sale of noncontrolling interest; and (v) equity investment impairment, recovery of losses, and other. A reconciliation of Net Income attributable to Royal Caribbean Cruises Ltd. to Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. is provided below under Results of Operations.
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

Results of Operations
Summary
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the second quarter of 2026 was $1.1 billion, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $1.2 billion, respectively, for the second quarter of 2025.
Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. for the six months ended June 30, 2026 was $2.1 billion, respectively, compared to Net Income attributable to Royal Caribbean Cruises Ltd. and Adjusted Net Income attributable to Royal Caribbean Cruises Ltd. of $1.9 billion, respectively, for the six months ended June 30, 2025.
Significant items for the quarter and six months ended June 30, 2026 include:
•Total revenues increased $294 million and $747 million for the quarter and six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to an increase in capacity and higher pricing in 2026 compared to the same period in 2025.
•Total cruise operating expenses increased $264 million and $433 million for the quarter and six months ended June 30, 2026 as compared to the same period in 2025. The increase was primarily due to an increase in capacity in 2026 compared to the same period in 2025.
•In February 2026, we issued $1.25 billion of senior notes due in 2033 and $1.25 billion of senior notes due in 2038 for net proceeds of approximately $2.5 billion.
•In June 2026, we took delivery of Legend of the Seas.
•In June 2026, TUI Cruises, our 50% joint venture, took delivery of Mein Schiff Flow.
For further information regarding the debt transactions discussed above, refer to Note 6. Debt to our consolidated financial statements under Item 1. Financial Statements.

Operating results for the quarters and six months ended June 30, 2026 compared to the same period in 2025 are shown in the following tables (in millions, except per share data):

	Quarter Ended June 30,
	2026		2025
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$3,344	69.2%	$3,199	70.5%
Onboard and other revenues	1,488	30.8%	1,339	29.5%
Total revenues	4,832	100.0%	4,538	100.0%
Cruise operating expenses:
Commissions, transportation and other	622	12.9%	606	13.4%
Onboard and other	288	6.0%	262	5.8%
Payroll and related	405	8.4%	329	7.2%
Food	262	5.4%	246	5.4%
Fuel	355	7.3%	279	6.1%
Other operating	615	12.7%	561	12.4%
Total cruise operating expenses	2,547	52.7%	2,283	50.3%
Marketing, selling and administrative expenses	513	10.6%	508	11.2%
Depreciation and amortization expenses	464	9.6%	417	9.2%
Operating Income	1,307	27.0%	1,329	29.3%
Other income (expense):
Interest income	5	0.1%	12	0.3%
Interest expense, net of interest capitalized	(236)	(4.9)%	(228)	(5.0)%
Equity investment income	67	1.4%	107	2.4%
Other income	7	0.1%	11	0.2%
Income before income taxes	1,150	23.8%	1,232	27.1%
Provision for income taxes	(14)	(0.3)%	(17)	(0.4)%
Net Income	1,136	23.5%	1,214	26.8%
Less: Net Income attributable to noncontrolling interest	8	0.2%	5	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,128	23.3%	$1,210	26.7%
Diluted Earnings per Share	4.20		4.41

	Six Months Ended June 30,
	2026		2025
		% of Total Revenues		% of Total Revenues
Passenger ticket revenues	$6,365	68.6%	$5,942	69.6%
Onboard and other revenues	2,919	31.4%	2,595	30.4%
Total revenues	9,284	100.0%	8,537	100.0%
Cruise operating expenses:
Commissions, transportation and other	1,186	12.8%	1,128	13.2%
Onboard and other	501	5.4%	463	5.4%
Payroll and related	806	8.7%	669	7.8%
Food	526	5.7%	486	5.7%
Fuel	619	6.7%	557	6.5%
Other operating	1,157	12.5%	1,061	12.4%
Total cruise operating expenses	4,795	51.6%	4,362	51.1%
Marketing, selling and administrative expenses	1,095	11.8%	1,071	12.5%
Depreciation and amortization expenses	925	10.0%	829	9.7%
Operating Income	2,469	26.6%	2,275	26.6%
Other income (expense):
Interest income	10	0.1%	15	0.2%
Interest expense, net of interest capitalized	(514)	(5.5)%	(477)	(5.6)%
Equity investment income	151	1.6%	155	1.8%
Other income	9	0.1%	15	0.2%
Income before income taxes	2,126	22.9%	1,983	23.2%
Provision for income taxes	(39)	(0.4)%	(33)	(0.4)%
Net Income	2,086	22.5%	1,950	22.8%
Less: Net Income attributable to noncontrolling interest	16	0.2%	10	0.1%
Net Income attributable to Royal Caribbean Cruises Ltd.	$2,070	22.3%	$1,940	22.7%
Diluted Earnings per Share	7.68		7.10

Adjusted Net Income attributable to Royal Caribbean Cruises Ltd., and Adjusted Earnings per Share are calculated as follows (in millions, except per share data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,128	$1,210	$2,070	$1,940
Loss on extinguishment of debt and inducement expense (1)	—	—	29	10
Restructuring charges and other initiative expenses (2)	—	3	3	6
Amortization of Silversea intangible assets resulting from the Silversea acquisition (3)	2	2	3	3
Gain on sale of noncontrolling interest (4)	—	(11)	—	(11)
Equity investment impairment, (recovery) of losses and other	—	(1)	—	(1)
Adjusted Net Income attributable to Royal Caribbean Cruises Ltd.	$1,130	$1,202	$2,105	$1,946

Basic
Earnings per Share	$4.21	$4.45	$7.70	$7.17
Adjusted Earnings per Share	$4.22	$4.43	$7.83	$7.20

Diluted:
Earnings per Share (5)	$4.20	$4.41	$7.68	$7.10
Adjusted Earnings per Share (6)	$4.21	$4.38	$7.81	$7.09

Weighted-Average Shares Outstanding:
Basic	268	272	269	270
Diluted	268	275	270	275
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
(4)For 2025, represents gain on sale of noncontrolling interest of Floating Docks and Grand Bahama Shipyard. These amounts are included in Other income within our consolidated statements of comprehensive income (loss).
(5)For 2025, diluted EPS includes the add-back of dilutive inducement and interest expense related to our convertible notes of $1 million and $16 million for the quarter and for the six months ended June 30, 2025, respectively. Refer to Note 4. Earnings Per Share to our consolidated financial statements under Item 1. Financial Statements for further information.
(6)For 2025, Adjusted Diluted EPS includes the add-back of dilutive interest expense related to our convertible notes of $1 million and $6 million for the quarter and six months ended June 30, 2025, respectively.

Selected statistical information is shown in the following table:

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Passengers Carried	2,399,066	2,254,057	4,908,738	4,495,730
Passenger Cruise Days	14,962,211	14,277,894	29,835,410	28,046,226
APCD	13,572,396	12,942,385	27,275,099	25,600,377
Occupancy	110.2%	110.3%	109.4%	109.6%

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are calculated as follows (in millions, except APCD and per APCD data. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income attributable to Royal Caribbean Cruises Ltd.	$1,128	$1,210	$2,070	$1,940
Interest income	(5)	(12)	(10)	(15)
Interest expense, net of interest capitalized	236	228	514	477
Depreciation and amortization expenses	464	417	925	829
Provision for income taxes	14	17	39	33
EBITDA	1,837	1,860	3,538	3,264

Other income	(7)	(11)	(9)	(15)
Restructuring charges and other initiative expenses (1)	—	3	3	6
Equity investment impairment, (recovery) of losses and other	—	(1)	—	(1)
Adjusted EBITDA	$1,830	$1,851	$3,532	$3,252

Total revenues	$4,832	$4,538	$9,284	$8,537

APCD	13,572,396	12,942,385	27,275,099	25,600,377
Net Income attributable to Royal Caribbean Cruises Ltd. per APCD	$83.13	$93.47	$75.89	$75.76
Adjusted EBITDA per APCD	$134.84	$143.00	$129.50	$127.04
Adjusted EBITDA Margin	37.9%	40.8%	38.0%	38.1%
(1)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Gross Margin Yields and Net Yields are calculated as follows (in millions, except APCD and Yields. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$4,832	$4,538	$9,284	$8,537
Less:
Cruise operating expenses	2,547	2,283	4,795	4,362
Depreciation and amortization expenses	464	417	925	829
Gross Margin	1,820	1,838	3,564	3,345
Add:
Payroll and related	405	329	806	669
Food	262	246	526	486
Fuel	355	279	619	557
Other operating	615	561	1,157	1,061
Depreciation and amortization expenses	464	417	925	829
Adjusted Gross Margin	$3,922	$3,670	$7,597	$6,946

APCD	13,572,396	12,942,385	27,275,099	25,600,377
Gross Margin Yields	$134.11	$142.00	$130.69	$130.67
Net Yields	$288.95	$283.56	$278.54	$271.33

Gross Cruise Costs, Net Cruise Costs and Net Cruise Costs excluding Fuel are calculated as follows (in millions, except APCD and costs per APCD. Certain amounts may not add or calculate due to the use of rounded numbers):

	Quarter Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total cruise operating expenses	$2,547	$2,283	$4,795	$4,362
Marketing, selling and administrative expenses	513	508	1,095	1,071
Gross Cruise Costs	3,060	2,791	5,890	5,433
Less:
Commissions, transportation and other	622	606	1,186	1,128
Onboard and other	288	262	501	463
Net Cruise Costs including other costs	2,150	1,923	4,203	3,842
Less:
Restructuring charges and other initiatives expenses (1)	—	3	3	6
Net Cruise Costs	2,150	1,920	4,200	3,837
Less:
Fuel	355	279	619	557
Net Cruise Costs excluding Fuel	$1,796	$1,641	$3,581	$3,280

APCD	13,572,396	12,942,385	27,275,099	25,600,377
Gross Cruise Costs per APCD	$225.48	$215.68	$215.95	$212.22
Net Cruise Costs per APCD	$158.42	$148.34	$154.00	$149.88
Net Cruise Costs excluding Fuel per APCD	$132.30	$126.76	$131.30	$128.14
(1)These amounts are included in Marketing, selling and administrative expenses within our consolidated statements of comprehensive income (loss).

Quarter Ended June 30, 2026 Compared to Quarter Ended June 30, 2025
In this section, references to 2026 refer to the quarter ended June 30, 2026 and references to 2025 refer to the quarter ended June 30, 2025.
Revenues
Total revenues increased $294 million, or 6.5%, to $4.8 billion in 2026 from $4.5 billion in 2025.
Passenger ticket revenues comprised 69% of our 2026 total revenues. Passenger ticket revenues increased by $145 million, or 4.5% to $3.3 billion in 2026 from $3.2 billion in 2025. The increase was primarily driven by a 4.9% capacity growth as a result of the addition of Star of the Seas and Celebrity Xcel compared to the same period in 2025.
The remaining 31% of 2026 total revenues was comprised of Onboard and other revenues, which increased $149 million, or 11% to $1.5 billion in 2026 from $1.3 billion in 2025. The increase was primarily due to:
•$65 million driven by 4.9% capacity growth as a result of the addition of Star of the Seas and Celebrity Xcel compared to the same period in 2025; and
•$83 million driven by higher onboard spending on a per passenger basis in 2026 compared to the same period in 2025.
Cruise Operating Expenses
Total Cruise operating expenses increased by $264 million, or 11.6%, to $2.5 billion in 2026 from $2.3 billion in 2025. The increase was primarily due to:
•a $111 million increase due to the 4.9% increase in capacity compared to the same period in 2025;
•a $76 million increase in crew payroll and related expenses primarily driven by addition of new ships compared to the same period in 2025; and
•a $76 million increase in fuel expenses related to higher rates per metric ton compared to the same period in 2025.
Other comprehensive income
Other comprehensive (loss) income for 2026 decreased by $307 million, or 174.4%, to a loss of $(131) million in 2026 from a gain of $176 million in 2025. The decrease was primarily due to a (loss) on cash flow derivative hedges of $(137) million in 2026 compared to a gain of $181 million in 2025, mostly as a result of a significant decrease in the fair value of our FX forward swaps and fuel swaps in 2026 compared to 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
In this section, references to 2026 refer to the six months ended June 30, 2026 and references to 2025 refer to the six months ended June 30, 2025.
Revenues
Total revenues for 2026 increased $0.7 billion to $9.3 billion from $8.5 billion in 2025.
Passenger ticket revenues comprised 69% of our 2026 total revenues. Passenger ticket revenues for 2026 increased by $423 million, or 7.1% to $6.4 billion from $5.9 billion in 2025. The increase was primarily due to a 6.5% capacity growth as a result of the addition of Star of the Seas and Celebrity Xcel, compared to the same period in 2025.
The remaining 31% of 2026 total revenues was comprised of Onboard and other revenues, which increased $324 million, or 12.5% to $2.9 billion in 2026 from $2.6 billion in 2025. The increase was primarily due to:
•a $170 million increase driven by a 6.5% capacity growth as a result of the additions of new ships noted above compared to the same period in 2025; and
•a $155 million increase driven by higher pricing on both existing ships and new ships in 2026 compared to the same period in 2025.
Cruise Operating Expenses
Total Cruise operating expenses for 2026 increased $433 million to $4.8 billion from $4.4 billion in 2025. The increase was primarily due to:
•a $285 million increase due to the 6.5% increase in capacity noted above; and
•a $137 million increase in crew payroll and related expenses primarily driven by addition of new ships compared to the same period in 2025.
Depreciation and Amortization Expenses
Depreciation and amortization expenses for 2026 increased $96 million, or 11.6%, to $925 million from $829 million in 2025. The increase was primarily due to the addition of new ships noted above compared to the same period in 2025.
Other comprehensive income (loss)
Other comprehensive income was $88 million in 2026 compared to $283 million for the same period in 2025. The decrease of $195 million in income was primarily due to a gain on cash flow derivative hedges of $84 million in 2026 compared to a gain of $309 million in 2025, mostly as a result of a significant decrease in the fair value of our FX forward swaps in 2026 compared to 2025, partially offset by a significant increase in the fair value of our fuel swaps in 2026 compared to 2025.

Future Application of Accounting Standards
Refer to Note 2. Summary of Significant Accounting Policies to our consolidated financial statements under Item 1. Financial Statements.
Liquidity and Capital Resources
Sources and Uses of Cash
Cash flow generated from operations provides us with a significant source of liquidity. Net cash provided by operating activities was $3.7 billion for the six months ended June 30, 2026, compared to $3.4 billion in 2025.
Net cash used in investing activities increased by $2.1 billion to $3.2 billion for the six months ended June 30, 2026, compared to $1.1 billion in 2025. The change of $2.1 billion was primarily attributable to increased capital expenditures in 2026 compared to 2025.
Net cash used in financing activities decreased by $1.4 billion to $0.4 billion for the six months ended June 30, 2026, compared to $1.9 billion in 2025. The change of $1.4 billion was primarily attributable to an increase in debt proceeds of $5 billion related to the issuance of senior notes and the loan to finance Legend of the Seas, offset by repayment of debt of $2.2 billion in 2026 compared to the same period in 2025. Additionally, an increase of $0.8 billion in repurchases of common stock in 2026 part of the previously authorized share repurchase program compared to the same period in 2025, an increase of $326 million on dividend payments, and an increase of $129 million related to payments of withholding tax on stock awards in 2026 compared to the same period in 2025.

Future Capital Commitments
Capital Expenditures
Our future capital commitments consist primarily of new ship orders. As of June 30, 2026, the dates that the ships on order by our Global and Partner Brands are expected to be delivered, and their approximate berths are as follows:

Ship	Shipyard	Expected Delivery Dates	Approximate Berths
Royal Caribbean
Oasis-class:
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2028	5,700
Icon-class:
Hero of the Seas	Meyer Turku Oy	3rd Quarter 2027	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2028	5,600
Unnamed	Meyer Turku Oy	2nd Quarter 2029	5,600
Discovery-class:
Unnamed	Chantiers de l'Atlantique	4th Quarter 2029	4,300
Unnamed	Chantiers de l'Atlantique	2nd Quarter 2032	4,300
Celebrity Cruises
Edge-Class:
Celebrity Xcite	Chantiers de l'Atlantique	4th Quarter 2028	3,250
Celebrity River Cruises:
Celebrity Compass	TeamCo Shipyard	2nd Quarter 2027	170
Celebrity Seeker	TeamCo Shipyard	3rd Quarter 2027	170
Unnamed	TeamCo Shipyard	1st Quarter 2028	170
Unnamed	TeamCo Shipyard	2nd Quarter 2028	170
Mein Schiff
Unnamed	Fincantieri	1st Quarter 2031	4,100
Unnamed	Fincantieri	4th Quarter 2032	4,100
Total Berths			43,230
Our future capital commitments consist primarily of new ship orders. As of June 30, 2026, the aggregate expected cost of our ships on order presented in the table above, excluding any ships on order by our Partner Brands, was approximately $16.5 billion, of which we had deposited $1.3 billion. Approximately 52.6% of the aggregate cost was exposed to fluctuations in the Euro exchange rate at June 30, 2026. Refer to Note 8. Commitments and Contingencies and Note 11. Fair Value Measurements and Derivative Instruments to our consolidated financial statements under Item 1. Financial Statements for further information.
As of June 30, 2026, we anticipate overall full year capital expenditures, based on our existing ships on order, will be approximately $4.7 billion for 2026 . This amount does not include any ships on order by our Partner Brands.

Material Cash Requirements
As of June 30, 2026, our material cash requirements were as follows (in millions):

	Remainder of
	2026	2027	2028	2029	2030	Thereafter	Total
Operating Activities:
Operating lease obligations(1)	$70	$124	$113	$61	$51	$995	$1,414
Interest on debt(2)	564	1,049	872	769	723	2,606	6,583
Other(3)	206	277	137	128	111	894	1,753
Investing Activities:
Ship purchase obligations(4)	328	2,456	4,587	3,625	157	1,669	12,822
Total	$1,168	$3,906	$5,709	$4,583	$1,042	$6,164	$22,572

(1)We are obligated under noncancelable operating leases primarily for preferred berthing arrangements, real estate and shipboard equipment. Amounts represent contractual obligations with initial terms in excess of one year.
(2)Long-term debt obligations mature at various dates through fiscal year 2042 and bear interest at fixed and variable rates. Interest on variable-rate debt is calculated based on forecasted debt balances, including the impact of interest rate swap agreements, using the applicable rate at June 30, 2026. Debt denominated in other currencies is calculated based on the applicable exchange rate at June 30, 2026.
(3)Amounts primarily represent future commitments with remaining terms in excess of one year to pay for our usage of certain port facilities, marine consumables, services and maintenance contracts.
(4)Amounts are based on contractual installment and delivery dates for our ships on order. Included in these figures are $11.1 billion in final contractual installments, which have committed financing covering approximately 80% of the cost of the ships on order for our Global Brands, all of which include sovereign financing guarantees, excluding ships on order for Celebrity River Cruises. Amounts do not include potential obligations which remain subject to cancellation at our sole discretion or any agreements entered for ships on order that remain contingent upon completion of conditions precedent.
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
As of June 30, 2026, other than the items described above, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

Funding Needs and Sources
We have significant contractual obligations of which our debt service obligations and the capital expenditures associated with our ship purchases represent our largest funding needs. As of June 30, 2026, we had approximately $14.3 billion of committed financing for our ships on order, which excludes ships on order for Celebrity River Cruises. As of June 30, 2026, our obligations due through June 30, 2027 primarily consisted of $1.6 billion related to debt maturities, $1.1 billion related to interest on debt and $0.8 billion related to progress payments on our ship orders. We have historically relied on a combination of cash flows provided by operations, draw-downs under our available credit facilities, the incurrence of additional debt and/or the refinancing of our existing debt and the issuance of additional shares of equity securities to fund our obligations.
As of June 30, 2026, we had liquidity of $6.9 billion, including cash and cash equivalents of $0.9 billion, and $6 billion of undrawn revolving credit facility capacity.
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
Debt Covenants
Our export credit facilities and our non-export credit facilities, and certain of our credit card processing agreements contain covenants that require us, among other things, to maintain a fixed charge coverage ratio, and limit our net debt-to-capital ratio. As of June 30, 2026, we were in compliance with our financial covenants and we estimate that we will be in compliance for at least the next twelve months.
Dividends
The declaration of dividends shall at all times be subject to the final determination of our Board that a dividend is prudent at that time in consideration of the needs of the business. During the quarter ended June 30, 2026, our Board declared a dividend of $1.50 per share, which was paid in July 2026.

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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2026, we implemented a new enterprise resource planning (“ERP”) system. This new system resulted in changes to some of our business processes, accounting systems, and related internal controls. We continue to conduct post-implementation monitoring and enhancements as needed, in order to maintain effective internal control over financial reporting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Court entered final judgment in December 2022 in favor of the plaintiff and awarded damages and attorneys' fees to the plaintiff in the aggregate amount of approximately $112 million. We then appealed the judgment to the United States Court of Appeals for the 11th Circuit. On October 22, 2024, the 11th Circuit issued an opinion reversing the lower court’s judgment. The plaintiff's petition for a rehearing by the full 11th Circuit was subsequently denied. The plaintiff petitioned the United States Supreme Court for a writ of certiorari, which was granted on October 3, 2025. The U.S Supreme Court issued an opinion on May 21, 2026 vacating the 11th Circuit's prior ruling, which had held that Havana Docks' concession interest expired in 2004 for purposes of Title III liability, and remanded the case back to the 11th Circuit for consideration of several defenses that remain unresolved.
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
The following table provides information about our repurchases of common stock during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	—	—	—	$1,005,000,000
May 1, 2026 - May 31, 2026	798,041	$249.60	798,041	805,500,000
June 1, 2026 - June 30, 2026	—	—	—	$805,500,000
Total	798,041		798,041
(1) On December 10, 2025, we announced that our Board authorized a common stock repurchase program for up to $2 billion. For further information on our stock repurchase transactions, refer to Note 9. Shareholders' Equity to our consolidated financial statements under Item 1. Financial Statements.

Item 5. Other Information
Rule 10b5-1 Plan Elections

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as those terms are defined in Item 408 of Regulation S-K).

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
Interactive Data File
101                         The following financial statements of Royal Caribbean Cruises Ltd. for the period ended June 30, 2026, formatted in iXBRL (Inline eXtensible Reporting Language) are filed herewith:
(i)    the Consolidated Statements of Comprehensive Income (Loss) for the quarters and six months ended June 30, 2026 and 2025;
(ii)    the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025;
(iii)    the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025;
(iv)    the Consolidated Statements of Shareholders' Equity for the quarters and six months ended June 30, 2026 and 2025; and
(v)                  the Notes to the Consolidated Financial Statements, tagged in summary and detail.
104     Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROYAL CARIBBEAN CRUISES LTD.
(Registrant)

/s/ NAFTALI HOLTZ
Naftali Holtz
Executive Vice President and Chief Financial Officer
July 28, 2026	(Principal Financial Officer and duly authorized signatory)